Form 10-Q
period 2012-06-30
American Business Services, Inc.
filed 2012-09-19
CIK 1532882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2012

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  333-39942

American Business Services, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4980 Silver Pine Drive Castle Rock, Colorado	80108
(Address of principal executive offices)	(Zip Code)

303-730-7939

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

September 19, 2012:   Common Stock  -  6,480,000

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

		June 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$3,059	$3,208
Total current assets	3,059	3,208

Total Assets	$3,059	$3,208

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued interest payable	$-	$238
Note payable - related party - current portion	11,800	11,800
Total current liabilties	11,800	12,038

Notes payable - related party	12,000	12,000
Total Liabilities	23,800	24,038

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
90,000,000 shares authorized;
6,480,000 shares issued and outstanding	6,480	6,480
Additional paid in capital	(1,680)	(1,680)
Retained earnings (deficit)	(25,541)	(25,630)
Total Stockholders' Equity	(20,741)	(20,830)

Total Liabilities and Stockholders' Equity	$3,059	$3,208

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012

Revenue	$12,980	$2,000	$52,920	$22,000

Expenses
Depreciation	-	-	459	-
Reserve expense - note receivable	8,000	-	8,000	-
General and administrative	47,327	2,730	76,781	21,851
	55,327	2,730	85,240	21,851

Income (loss) from operations	(42,347)	(730)	(32,320)	149

Other income (expense):
Other income	151	-	151	-
Interest expense	-	(120)	-	(238)
	151	(120)	151	(238)

Income (loss) before
provision for income taxes	(42,196)	(850)	(32,169)	(89)

Provision for income tax	-	-	-	-

Net income (loss)	$(42,196)	$(850)	$(32,169)	$(89)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding	6,000,000	6,480,000	6,000,000	6,480,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(32,169)	$(89)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	459	-
Reserve expense - notes receivable	8,000	-
Accrued payables	-	238
Net cash provided by (used for)
operating activities	(23,710)	149

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for)
financing activities	-	-

Net Increase (Decrease) In Cash	(23,710)	149

Cash At The Beginning Of The Period	60,900	3,059

Cash At The End Of The Period	$37,190	$3,208

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

American Business Services, Inc. (the “Company”), was incorporated in the State of Colorado on September 20, 1991. The Company consults with companies in the area of marketing, raising capital, operations, going public, merging from a private company into a public company, going private and other areas of consulting. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated and straight line methods over each item's estimated useful life.

Long-Loved Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the event price to the client is fixed or determinable, and collectability is reasonably assured. Standard contract policy calls for partial payment up front with balance due upon receipt of final billing.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, including cash and cash equivalents and accrued payables, as reported in the accompanying balance sheet, approximates fair value.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our new business plan.

In October 2011, ABS changed its tax status from a Subchapter S corporation to a Subchapter C corporation.

Promissory Notes Outstanding

As of March 31, 2012, ABS had six promissory notes outstanding as described below:

1.   A convertible promissory note to VentureVest Capital Corporation, dated December 31, 2007 in the amount of $11,800 for money which VentureVest Capital loaned to ABS in 2007, which loan was made to be used as working capital for ABS.  This is not an arms length transaction and was a related party transactions, as VentureVest Capital Corporation is controlled by Mr. Ray, an officer and director of ABS.  This note matured on December 31, 2011, and was renewed on January 1, 2012.  The note now matures on December 31, 2012.  The note bears an annual interest of 4% as of January 1, 2010.  No interest has been paid on this note to date.

Promissory Notes Receivable as of March 31, 2012.

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008, for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used as working capital.  These notes were not arms length transactions and were related party transactions as Mr. Ray, the president of ABS, was also a principal of Centennial Growth Equities at the time the transactions were made.  As of May 10, 2011, Mr. Ray is no longer an officer or director of Centennial Growth Equities, Inc.

   a.  A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006.  This note matured on December 31, 2008, and was renewed through December 31, 2012.  The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum.  No interest has been paid on this note to date.

   b.  A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007, in the amount of $4,200, for money that ABS loaned to Centennial Growth Equities in 2007.  This note matured on December 31, 2011, and was renewed through December 31, 2013.  The note began accruing interest as of January 1, 2012 at a rate of 4% per annum.  No interest has been paid on this note to date.

   c.  A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, and officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008.  This note matured on December 31, 2011, and was renewed through December 31, 2012.  The note began accruing interest as of January 1, 2012 at a rate of 4% per annum.  No interest has been paid on this note to date.

   d.  A convertible note from Strategic Dental Management Corp., an unaffiliated entity controlled by Brian Ray, son of Mr. Phil Ray, an officer and director of ABS.  This is a related party transaction.  The note is dated June 26, 2010 in the amount of $6,000 for money that ABS loaned to Strategic Dental Management to be used as working capital. The note is non-interest bearing through December 2011, and bears a monthly compound interest thereafter at 6% per annum. No interest has been paid on this note to date.

   e.  A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010.  This amount was used as working capital.

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes are due to be repaid to the Company at various dates through December 2011. The notes are non-interest bearing through the due dates, bearing monthly compound interest thereafter at 4%-6% per annum. The Company recorded no interest revenue on the notes receivable in 2010 and 2011. The Company has established a reserve for any loans not repaid within one year. At December 31, 2010 and 2011 the Company had $35,100 in notes receivable outstanding, with a corresponding note reserve of $25,100 and $35,100. Note reserve expense in 2010 and 2011 was $3,900 and $10,000.

As of December 31, 2010 and 2011 the Company owed a related party under a note payable $11,800, due in full December 31, 2011, bearing no interest until December 31, 2011 with monthly compound interest thereafter at 4% per annum.  The note is convertible anytime at the holder’s option into common shares of the Company at $.05 per share.

Liquidity and Capital Resources

For the six months ended June 30, 2012 and 2011, we did not pursue any investing activities.

For the six months ended June 30, 2012 and 2011, we did not pursue any financing activities.

Results of Operations

For the three months ended June 30, 2012, we had revenue of $2,000.  We had general and administrative expenses of $2,730 and interest expenses of $120, resulting in a net loss for the period of $850.

Comparatively, for the three months ended June 30, 2011, we had revenues of $12,980.  We had reserve expense – note receivable of $8,000, and general and administrative expenses of $47,327.  We had other income of $151.  As a result, we had a net loss of $42,196 for the three months ended June 30, 2011.

The decrease in the loss from operations between the three months ended June 30, 2011 and 2012 was primarily due to reduced general and administrative costs as a result of our shift in business focus.

For the six months ended June 30, 2012, we earned revenues of $22,000.  We had general and administrative expenses of $21,851, and interest expense of $238.  As a result, we had a net loss of $89 for the period.

Comparatively, for the six months ended June 30, 2011, we had revenues of $52,920.  We had depreciation expenses of $459, reserve expense – note receivable of $8,000, and general and administrative expenses of $76,781.  We had other income of $151.  As a result, we had a net loss of $32,169 for the six months ended June 30, 2011.

The decrease in the loss from operations between the six months ended June 30, 2011 and 2012 was primarily due to reduced general and administrative costs as well as increased revenues as a result of our shift in business focus.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

In June 2010, ABS sold shares of stock of Community Alliance, Inc. for a net amount of $109,494.  There was 0 basis in this stock.  The stock was received when Fresh Ideas Media, Inc., a company of which ABS owns stock, did a share for share spinout of Community Alliance, Inc. in May 2007.

ABS acquired 50,000 shares of Fresh Ideas Media, Inc. on May 23, 2007 for $0.10 per share for a total of $5,000.

In March 2009, Community Alliance, Inc., a wholly owned subsidiary, was spun out of the parent company, Fresh Ideas Media, Inc.  This was done as a Form 10 spin-out, and done on a share for share basis.  Thus, as a result of the spin, ABS received 50,000 shares of common stock of Community Alliance, Inc.  While ABS did pay for the shares of Fresh Ideas Media, Inc., ABS received the 50,000 shares of Community Alliance, Inc. with no payment.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**    XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 19, 2012

American Business Services, Inc.

By:

/s/Phil E. Ray

Phil E. Ray

Chief Executive Officer

Chief Financial Officer