Form 10-Q
period 2012-09-30
American Business Services, Inc.
filed 2012-11-14
CIK 1532882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 14, 2012:   Common Stock  -  6,480,000

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2012

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31, 2011	September 30, 2012 (Unaudited)
ASSETS
Current assets
Cash	$ 3,059	$ 13,456
Total current assets	3,059	13,456
Total Assets	$ 3,059	$ 13,456

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest payable	$ -	$ 359
Note payable - related party - current portion	11,800	11,800
Total current liabilities	11,800	12,159
Notes payable - related party	12,000	12,000
Total Liabilities	23,800	24,159

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 90,000,000 shares authorized; 6,480,000 shares issued and outstanding	6,480	6,480
Additional paid in capital	(1,680)	(1,680)
Retained earnings (deficit)	(25,541)	(15,503)
Total Stockholders' Equity	(20,741)	(10,703)

Total Liabilities and Stockholders' Equity	$ 3,059	$ 13,456

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Revenue	$14,980	$12,080	$68,051	$34,080

Expenses
Depreciation	-	-	459	-
Reserve expense - note receivable	2,000	-	10,000	-
General and administrative	42,583	1,832	119,515	23,683
	44,583	1,832	129,974	23,683

Income (loss) from operations	(29,603)	10,248	(61,923)	10,397

Other income (expense):
Other income	-	-	151	-
Interest expense	-	(121)	-	(359)
	-	(121)	151	(359)

Income (loss) before provision for income taxes	(29,603)	10,127	(61,772)	10,038

Provision for income tax	-	-	-	-

Net income (loss)	$(29,603)	$10,127	$(61,772)	$10,038

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ 0.00	$ (0.01)	$ 0.00

Weighted average number of common shares outstanding	6,000,000	6,480,000	6,000,000	6,480,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2012
Cash Flows From Operating Activities:
Net income (loss)	$(61,772)	$10,038

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	459	-
Reserve expense - notes receivable	10,000	-
Accrued payables	-	359
Net cash provided by (used for) operating activities	(51,313)	10,397

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
	-	-
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(51,313)	10,397

Cash At The Beginning Of The Period	60,900	3,059

Cash At The End Of The Period	$ 9,587	$ 13,456

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Long-Lived Assets

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Promissory Notes Outstanding

As of September 30, 2012, ABS had six promissory notes outstanding as described below:

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

Promissory Notes Receivable as of September 30, 2012.

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

   d.  A convertible note from Strategic Dental Management Corp., an unaffiliated entity controlled by Brian Ray, son of Mr. Phil Ray, an officer and director of ABS.  This is a related party transaction.  The note is dated June 26, 2010 in the amount of $6,000 for money that ABS loaned to Strategic Dental Management to be used as working capital. The note is non-interest bearing through December 2011, and bears a monthly compound interest thereafter at 6% per annum.  The Note was renewed through December 31, 2013.  No interest has been paid on this note to date.

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

As of December 31, 2010 and 2011 the Company owed a related party under a note payable $11,800, due in full December 31, 2013, bearing no interest until December 31, 2013 with monthly compound interest thereafter at 4% per annum.  The note is convertible anytime at the holder’s option into common shares of the Company at $.05 per share.

Liquidity and Capital Resources

For the nine months ended September 30, 2012 and 2011, we did not pursue any investing activities.

For the nine months ended September 30, 2012 and 2011, we did not pursue any financing activities.

Results of Operations

For the three months ended September 30, 2012, we had revenue of $12,080.  We had general and administrative expenses of $1,832 and interest expenses of $121.  As a result, we had net income of $10,127 for the three months ended September 30, 2012.

Comparatively, for the three months ended September 30, 2011, we had revenues of $14,980.  We had reserve expense – note receivable of $2,000, and general and administrative expenses of $42,583.  As a result, we had net loss of $29,603 for the three months ended September 30, 2011.

The decrease in the loss from operations between the three months ended September 30, 2011 and 2012 was primarily due to reduced general and administrative costs as a result of our shift in business focus.

For the nine months ended September 30, 2012, we earned revenues of $34,080.  We had general and administrative expenses of $23,683, and interest expense of $359.  As a result, we had net income of $10,038 for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, we had revenues of $68,051.  We had depreciation expenses of $459, reserve expense – note receivable of $10,000, and general and administrative expenses of $119,515.  We had other income of $151.  As a result, we had net loss of $61,772 for the nine months ended September 30, 2011.

The decrease in the loss from operations between the nine months ended September 30, 2011 and 2012 was primarily due to reduced general and administrative costs as well as increased revenues as a result of our shift in business focus.

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

Item 4.  Controls and Procedures

During the period ended September 30, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 14, 2012

American Business Services, Inc.

By:

/s/Phil E. Ray

Phil E. Ray

Chief Executive Officer

Chief Financial Officer