Form 10-K
period 2012-12-31
American Business Services, Inc.
filed 2013-03-29
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number  333-39942

American Business Services, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6521 Ocaso Drive, Castle Pines, CO	80108
(Address of principal executive offices)	(Zip Code)

303-730-7939

 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes [ ]   No  [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.    Yes  [ ]    No  [x]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]  No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

   Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [x]

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $28,200.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 29, 2013 was 6,564,000 shares of its $.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

AMERICAN BUSINESS SERVICES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

We were incorporated under the laws of the state of Colorado on September 20, 1991.

We are a consulting company that consults with businesses in the area of marketing, raising capital, going public, going private, mergers and acquisitions and other areas.  From our inception to date, our president, Mr. Ray, has been the only employee of ABS.

Mr. Ray has only devoted a part of his time to the business of ABS.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose, has been in business for about 20 years and have generated revenues for that period of time. Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

Operations

We are a consulting company.  Our consulting services vary with each client and payment for our services will likewise vary with each client.

We consult with companies in the areas of marketing, capital raising, developing corporate documents, and business development.  We assist in developing marketing programs and defining market potential.  We assist companies in raising working capital, primarily by introducing a client to possible capital sources such as venture capital firms.  We assist companies in developing corporate documents such as articles of incorporation, bylaws, and corporate minutes.

We assist companies in going public by assisting the development of offering memorandums and making introductions to professional firms that offer specific services according to their needs, such as legal firms, accounting firms, and stock brokers.  We assist public companies in becoming private companies by advising the company on spinning out their present business or by finding a merger candidate for their public entity.  We also assist companies restructuring their company, including recapitalization and other changes.

For our services, we are paid a consulting fee.  The consulting fee can be an hourly fee, which hourly fee can vary, depending on the services performed.  In past years, we have accepted stock in a company as payment for our services.

During 2011, we consulted with six companies whose business had not been successful or in need of assistance, in assisting them in areas of restructuring, locating a possible merger candidate, making introductions for legal counsel, and assisting in preparing certain documents required. In 2012, we had revenues of $34,080 from four accounts.

ABS has recently expanded its operations into EDGAR document preparation, which it hopes will increase revenues.  Currently, the registrant is offering document preparation for companies reporting to the SEC.  Our services include both EDGARization and the preparation of XBRL documents, which is now required for the financial statements of all documents filed with the SEC.  ABS, through its wholly owned subsidiary, has completed XBRL work for four clients through December 31, 2011, generating revenue of $1,850.  We did not generate any revenue from XBRL in 2012.

Expansion of Company Business

ABS has been consulting with the business community since 1991.  The consulting services have been with both public and private companies.  It is now the intent of ABS to expand those services into new areas.

EDGARizing and XBRL

ABS, through its wholly owned subsidiary, American Business Services Corp., has recently entered into the business of document preparation for companies filing with the SEC.  In the Securities and Exchange Commission Final Rule, 17 CFR Parts 229, 230, 232, 239 and 249, the SEC adopted rules requiring companies to provide financial statements information in all filings with EDGAR to be in a format using the eXtensible Business Reporting Language known as XBRL.

This program has been phased in over the past three years.  Large accelerated filers with a public float greater than $5 billion – on or after June 12, 2009.  Large accelerated filers with a public float greater than $700 million – on or after June 15, 2010.  All remain filers – on or before June 15, 2011.  This includes every public company that reports to the SEC and is listed on any trading exchange, such as the American Stock Exchange, NASDAQ, the OTC Bulletin Board, the OTC Markets OTCQB and OTCQX.

This means that of companies that presently file annual and quarterly reports with the SEC, as well as any other document with financial information included, will not only have to have their documents EDGARized but will also need to include their financials in the XBRL format.

XBRL is an Internet-based technology that requires companies to label their financial and business information in documents to be filed with the SEC in a way that reflects the context of each piece of data.

As of August 2011, all companies are required to use the XBRL in the filings involving financial statements with the SEC.  Every reporting company is required to file Form 10-K with their audited financial statements at year end, and Form 10-Q with their quarterly unaudited financial statements.  Each of these filings requires XBRL formatting to be compliant with SEC rules.

American Business Services, Corp. was formed as a subsidiary of ABS on March 1, 2011, for the purpose of entering into additional business activities, such as doing EDGAR and XBRL filings for those companies that have such a need.

The officers of ABS have conducted extensive research into those companies offering the XBRL services, as well as into the software that is available for preparing documents in XBRL.  ABS has hired consultants to assist in research and in setting up the entire business of preparing both EDGARized documents and XBRL.  In addition, ABS has purchased software which will allow our personnel to do the XBRL process for clients.

As of the date of this prospectus, ABS has entered into the business of preparing XBRL filings for its clients.

In the past two years, only companies with a public float of $700 million or more have had to meet the requirement in the past two years.  As of June 15, 2011, every reporting company is now required to meet the XBRL filing requirements.  This now includes thousands of companies that have not previously had to comply during the introductory stages of XBRL requirements.

There are programs that have been developed to convert financial documents into XBRL documents.  ABS has conducted extensive research on these software packages, how they are offered, and the cost associated with each.  ABS has acquired one software package designed specifically for creating XBRL documents and is putting this software into use for our clients.

In addition, ABS has researched those companies offering the service to their clients.  This includes the services offered and the cost that they charge their clients for the services.

Marketing, Advertising

Our target customer for this business venture will be the attorneys whom prepare SEC filings for their clients and the accountants that do the financial statements for public companies, as well as the public companies themselves.  Clients are obtained primarily through contacts with our database, referrals and contacts made through our website.  ABS has never used general advertising to obtain clients.

Development of proprietary software

While it is the intent of ABS to utilize one of these existing software packages to enter into the market quickly, which we have purchased, it is also the intent of ABS to develop our own proprietary software as quickly as possible and are in discussions with software developers.  It estimated that the development of the software could cost from $30,000 to $50,000 and take as long as six months to complete.

Subsidiaries

ABS has one wholly owned subsidiary.

American Business Services Corp. is a Colorado corporation incorporated on March 1, 2011.  American Business Services Corp. had limited operations from inception through September 30, 2011, and began operations in August 2011 providing EDGARizing and XBRL services for companies that report to the SEC.

Our Best Wishes, Inc. is a Nevada corporation incorporated on September 1, 2005.  Our Best wishes has had limited operations from inception to the date of this registration statement. In 2012, the registrant assigned Our Best Wishes over to another company.  No payment was made for it, and there was never any business in the subsidiary.

Revenue

The registrant receives revenue as consulting fees from its clients.  By adding the new services, it is anticipated that revenue will also be created by these added services.  Fees charged will vary, depending upon the work involved.  We do not anticipate that revenues will significantly increase until we are able to add additional personnel to assist in consulting and in preparing documents for filing with EDGAR.

Competition

The consulting business has many competitors.  Also there is substantial competition in the business of preparing documents for filing with EDGAR.  Companies usually choose their consultants by who they feel has the most experience in certain fields for which they have a particular need at the time.  Consulting fees are determined on a case by case basis, depending on the work performed.  The fees that will be charged for preparing documents for filing with EDGAR will be determined as ABS enters into this field.

Patents and Trademarks

The registrant does not, at this time, have any patents or trademarks.

Government Regulations

The normal consulting business of the registrant does not fall under any government regulations.  However, ABS has filed with the SEC to be Filing Agent so that the Company can file documents on EDGAR for our clients.

Employees

At this time, we have no employees other than Phil E. Ray, our executive officer, who is also a director, and A. Terry Ray, our secretary and treasurer.  A. Terry Ray has also served as an officer and director of the Company but has received no compensation for her services and therefore is not considered a paid employee.  All functions including development strategy, negotiations and administration are currently being provided by our executive officer.  ABS has hired outside consultants to research the XBRL process and make recommendations as to which software to use and what competition exist in this field.

As ABS expands into other fields of business, addition personnel may be added as needed.

Reports to Security Holders

We will file the necessary quarterly and other reports with the Securities and Exchange Commission.  Although we will not be required to deliver our annual or quarterly reports to security holders, we intend to forward this information to security holders upon receiving a written request to receive such information.  The reports and other information filed by us will be available for inspection and copying at the public reference facilities of the Securities and Exchange Commission located at 100 F Street N.E., Washington, D.C. 20549.

Copies of such material may be obtained by mail from the Public Reference Section of the Securities and Exchange Commission at 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the Commission maintains a World Wide Website on the Internet at: http://www.sec.gov that contains reports and information statements and other information regarding registrants that file electronically with the Securities and Exchange Commission.

ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The registrant does not lease offices at this time.  The executive offices are presently in the home of Mr. Ray, ABS president, at 6521 Ocaso Drive, Castle Pines, Colorado, 80108, at no charge to the registrant.  The registrant believes that its current office situation will be adequate for the foreseeable future, however, as ABS moves into the field of preparing documents for filing with EDGAR, it is anticipated that additional space will be required and ABS will seek out such space for lease as the need arises.  Our telephone number is 303-730-7939.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against the registrant.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information.  There has been no trading market for the registrant's common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders.  There were approximately 31 record holders of the registrant's common stock as of March 29, 2013.

    Dividends.  Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors.  No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

    Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

   Performance graph. Not applicable.

   Sale of unregistered securities.  In 2011, we sold 96,000 shares to eight individuals at $0.05 per share for a total of $4,200.  These were not registered at the time but were registered on the S-1 offering.

In 2012, we sold 136,000 shares to seven individuals at $0.05 per share for a total of $6,800.  These were sold in the S-1 offering.

b) Use of Proceeds. Not applicable.

c) Purchases of Equity Securities by the issuers and affiliated purchasers.  None.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.

Not applicable.

f)  Sale of unregistered securities.

Not applicable

    Item 5(b)  Use of Proceeds.

Not applicable.

    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers.

Not applicable

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operation, as well as in certain other parts of this Annual report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the registrant) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the registrant believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the registrant’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the registrant’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

American Business Services undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Critical Accounting Policies

The following discussion as well as disclosures included elsewhere in this Form 10-K are based upon our audited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  These financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America.

The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingencies.  American Business Services continually evaluates the accounting policies and estimates used to prepare the financial statements.  The registrant bases its estimates on historical experiences and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management.

Trends and Uncertainties

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.

In October 2011, ABS changed its tax status from a Subchapter S corporation to a Subchapter C corporation.

Promissory Notes Outstanding

As of December 31, 2012, ABS had six promissory notes outstanding as described below:

1.   A convertible promissory note to VentureVest Capital Corporation, dated December 31, 2007 in the amount of $11,800 for money which VentureVest Capital loaned to ABS in 2007, which loan was made to be used as working capital for ABS.  This is not an arms length transaction and was a related party transactions, as VentureVest Capital Corporation is controlled by Mr. Ray, an officer and director of ABS.  This note matured on December 31, 2011, and was renewed on January 1, 2012.  The note now matures on December 31, 2013.  The note bears an annual interest of 4% as of January 1, 2010.  This note has been completely paid as of March 13, 2013 for $11,800 plus interest of $1,416 for a total of $13,216.

Promissory Notes Receivable as of December 31, 2012.

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

   a.  A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006.  This note matured on December 31, 2008, and was renewed through December 31, 2013.  The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum.  No interest has been paid on this note to date.

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

   d.  A convertible note from Strategic Dental Management Corp., an unaffiliated entity controlled by Brian Ray, son of Mr. Phil Ray, an officer and director of ABS.  This is a related party transaction.  The note is dated June 26, 2010 in the amount of $6,000 for money that ABS loaned to Strategic Dental Management to be used as working capital. The note is non-interest bearing through December 2011, and bears a monthly compound interest thereafter at 6% per annum.  This note was converted into 120,000 Strategic Dental common shares on December 31, 2012.

   e.  A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010.  This amount was used as working capital.  This note matures on June 28, 2013.

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes are due to be repaid to the Company at various dates through December 2013.  The Company has established a reserve for any loans not repaid within one year. At December 31, 2011 the Company had $35,100 in notes receivable outstanding with a corresponding note reserve of $35,100, and at December 31, 2012 had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100. Note reserve expense in 2011 and 2012 was $10,000 and $0.

As of December 31, 2011 and 2012 the Company owed a related party under a note payable $11,800, due in full December 31, 2013, bearing monthly compound interest at 4% per annum subsequent to end 2011. The note is convertible anytime at the holder’s option into common shares of the Company at $.05 per share. Accrued interest payable at December 31, 2012 was $481 with interest expense in 2012 of same amount.  This note was completely paid on March 18, 2013 with $1,416 in interest.

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

Liquidity and Capital Resources

At December 31, 2012, the registrant had a cash balance of $15,644, which is an increase of $12,585 from the $3,059 balance at December 31, 2011.  This increase is a result of related party revenue and from the sale of stock.

For the year ended December 31, 2012, we did not pursue any investing activities.  In comparison, for the year ended December 31, 2011, we spent $400 on the purchase of marketable securities, resulting in net cash used for investing activities of $400 for the period.

For the year ended December 31, 2012, we received $3,000 from the sale of common stock, resulting in net cash provided by financing activities of $3,000 for the period.  Comparatively, for the year ended December 31, 2011, we received $12,000 in notes payable – borrowings, and $4,800 from the sales of common stock.  As a result, we had net cash provided by financing activities of $16,800 for the year ended December 31, 2011.

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern.  As shown in the accompanying financial statements, the registrant has incurred losses of $85,100 for the year ended December 31, 2011, and a working capital deficiency which raises substantial doubt about the registrant’s ability to continue as a going concern.

Management believes the registrant will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the registrant, but cannot assure that such financing will be available on acceptable terms.

The registrant’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated February 28, 2013. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the registrant’s operating results.

Results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011.

American Business Services had a net income of $7,280 for the year ended December 31, 2012 compared to the net loss of $85,100 for the year ended December 31, 2011.  General and administrative expenses were $31,342 in 2012, compared to $144,935 in 2011, a decrease of $113,593.  This is primarily due to our chief executive officer declining payment in 2012.

For the year ended December 31, 2012, we had net income of $7,280.  We had $481 in accrued payables and $1,824 in taxes payable.  As a result, we had net cash provided by operating activities of $9,585 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, we had net loss of $85,100.  We had $459 in depreciation, $10,000 in reserve expenses – notes receivable, and $400 in write offs.  As a result, we had net cash provided by operating activities of $74,241 for the year ended December 31, 2011.

General and administrative expenses, which consist of fees paid for legal, accounting, and auditing services, were incurred primarily to enable the registrant to satisfy the requirements of a reporting company.

Recently Issued Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standard if currently adopted would have a material effect on the accompanying financial statements.

Off Balance Sheet Arrangements

None.

Disclosure of Contractual Obligations

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Business Services, Inc.

Index to

Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Business Services, Inc.

Castle Rock, Colorado

I have audited the accompanying consolidated balance sheets of American Business Services, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Services, Inc. as of December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements the Company has suffered a loss from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

February 28, 2013

      RONALD R. CHADWICK, P.C.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2012

	Dec. 31, 2011	Dec. 31, 2012

ASSETS
Current assets
Cash	$ 3,059	$ 15,644
Total current assets	3,059	15,644

Total Assets	$ 3,059	$ 15,644

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued interest payable	$ -	$ 481
Note payable - related party - current portion	11,800	11,800
Income taxes payable	0	1,824
Total current liabilities	11,800	14,105

Notes payable - related party	12,000	12,000
Total Liabilities	23,800	26,105

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	0	0
Common stock, $.001 par value; 90,000,000 shares authorized; 6,480,000 shares issued and outstanding	6,480	6,540
Additional paid in capital	(1,680)	1,260
Retained earnings (deficit)	(25,541)	(18,261)
Total Stockholders' Equity	(20,741)	(10,461)

Total Liabilities and Stockholders' Equity	$ 3,059	$ 15,644

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF OPERATIONS

Years Ended December 31, 2011 and 2012

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012

Revenue	$ 70,143	$ 12,080
Revenue - related party	-	27,100
Income from reserve reversal	-	2,000
	70,143	41,180

Expenses:
Depreciation	459	-
Reserve expense - note receivable	10,000	-
General and administrative	144,935	31,342
	155,394	31,342

Income (loss) from operations	(85,251)	9,838

Other income (expense)
Other income	151	8
Interest expense	-	(481)
	151	(473)

Income (loss) before provision for income taxes	(85,100)	9,365

Provision for income tax	-	2,085

Net income (loss)	$ (85,100)	$ 7,280

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ 0.00
Weighted average number of common shares outstanding	6,120,000	6,482,500

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2010, 2011 and 2012

	Common Stock Shares	Common Stock Amount ($.001 Par)	Paid In Capital	Retained Earnings (Deficit)	Stockholders' Equity

Balances at December 31, 2010	6,000,000	$ 6,000	$ (6,000)	$ 59,559	$ 59,559

Stock issuances for cash	480,000	480	4,320	$ -	4,800

Net income (loss) for the year	0	-	-	(85,100)	(85,100)

Balances at December 31, 2011	6,480,000	$ 6,480	$ (1,680)	$(25,541)	$ (20,741)

Stock issuances for cash	60,000	60	2,940	-	3,000

Net income (loss) for the year	0	-	-	7,280	7,280

Balances at December 31, 2012	6,540,000	$ 6,540	$ 1,260	$(18,261)	$ (10,461)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2012

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ (85,100)	$ 7,280
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	459	-
Reserve expense - notes receivable	10,000	-
Accrued payables	-	481
Write offs	400	-
Taxes payable	-	1,824
Net cash provided by (used for) operating activities	(74,241)	9,585

Cash Flows From Investing Activities:
Purchase of marketable securities	(400)	-
Sale of marketable securities	-	-
Net cash provided by (used for) investing activities	(400)	-

Cash Flows From Financing Activities:
Note payable - borrowings	12,000	-
Sales of common stock	4,800	3,000
Net cash provided by (used for) financing activities	16,800	3,000

Net Increase (Decrease) In Cash	(57,841)	12,585
Cash At The Beginning Of The Period	60,900	3,059
Cash At The End Of The Period	$ 3,059	$ 15,644

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Business Services, Inc. (the “Company”), was incorporated in the State of Colorado on September 20, 1991. The Company provides merger and acquisition financial consulting services. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiaries, both of which are inactive. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2011 and 2012 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated and straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. Specifically, revenue from consulting services is recognized subsequent to client services being performed at an agreed upon price, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no advertising costs in 2011 and 2012.

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

Through October 2011 the Company was an S-corp for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level. The Company had no known material tax assets or liabilities at end 2011. In 2012 the Company recorded an income tax payable of $1,824 at approximately 20% of pretax earnings of $9,365, and an income tax expense of $2,085 when combined with $261 of final tax items from 2011 settled in 2012.

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

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

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

Products and services, geographic areas and major customers

The Company’s business of financial consulting constitutes one operating segment. All fee revenues each year were domestic and to external customers.

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

NOTE 2. RELATED PARTY TRANSACTIONS

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes are due to be repaid to the Company at various dates through December 2013. The Company recognizes no interest income on the notes. The Company has established a reserve for any loans not repaid within one year. At December 31, 2011 the Company had $35,100 in notes receivable outstanding with a corresponding note reserve of $35,100, and at December 31, 2012 had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100. Note reserve expense in 2011 and 2012 was $10,000 and $0.

As of December 31, 2011 and 2012 the Company owed a related party under a note payable $11,800, due in full December 31, 2013, bearing monthly compound interest at 4% per annum subsequent to end 2011. The note is convertible anytime at the holder’s option into common shares of the Company at $.05 per share. Accrued interest payable at December 31, 2012 was $481 with interest expense in 2012 of same amount.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	2011	2012
Office Equipment	$ 7,188	$ 7,188
Vehicle	33,108	33,108
	40,296	40,296
Less Accumulated Depreciation	(40,296)	(40,296)
Total	$ -	$ -

Depreciation expense in 2011 and 2012 was $459 and $0.

NOTE 4. GOING CONCERN

The Company has suffered a loss from operations and has negative cash flows from operations, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of providing financial consulting services on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

During the year ended December 31, 2012, there were no changes in our internal controls over financial reporting (as defined in Rule 13a- 15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2012.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of December 31, 2012 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9B. Other Information

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS, AND CORPORATE GOVERNANCE

(a) Identity of Officers and Directors

Our bylaws provide that the number of directors who shall constitute the whole board shall be such number as the board of directors shall at the time have designated.  Each director shall be selected for a term of one year and until his successor is elected and qualified.  Vacancies are filled by a majority vote of the remaining directors then in office with the successor elected for the unexpired term and until the successor is elected and qualified.

The officers and directors are as follows:

Name	Age	Positions Held	Term of Office
Phil E. Ray	75	CEO/ CFO/ Director	Inception to Present
6521 Ocaso Drive
Castle Pines, CO 80108

A. Terry Ray	68	Secretary/ Director	Inception to Present
6521 Ocaso Drive
Castle Pines, CO 80108

Phillip E. Ray

Mr. Ray has had experience in the management of public and non-public companies, including developing national marketing programs, advertising and publications, product development, investor relations, public securities offerings, corporate development, business plan preparation, financing strategies for developing companies and many other areas of corporate development and management.

Mr. Ray has served as the President, a director and a major shareholder of two Colorado-based companies, since he founded the businesses in 1991.  American Business Services, Inc. and VentureVest Capital Corporation are engaged in business consulting in the areas of advertising, marketing, mergers and acquisitions and strategic planning, primarily for companies preparing for an initial public securities offering or a private securities placement.

Mr. Ray was Assistant Manager of Howlett Distributing in Las Vegas, Nevada, prior to founding his own advertising business in 1958. From 1958 until 1971, he served as owner and President of Advertising Productions of Nevada, Inc., an advertising service, and Phil E. Ray & Associates, a full-service advertising agency.  Mr. Ray relocated to Colorado in 1971. In 1972, he founded and served as President and Chairman of the Board of Director of Electromedics, Inc., a Colorado corporation, specializing in medical products. Electromedics became a public company in 1974 through an initial public securities offering.  Electromedics developed into a company with diversified medical, industrial and consumer products.

Mr. Ray acquired the consumer products division of Electromedics in 1981, organized a new company and eventually merged that company with a public company to spend full time in business consulting and other ventures, including American Business Services, Inc. and VentureVest Capital Corporation.  Mr. Ray was a founder and officer and director of Fresh Ideas Media, Inc. an advertising company located in Colorado.  Fresh Ideas Media, Inc. became a public company in 2005 through an SB-2 registration.  Mr. Ray, along with another principal of Fresh Ideas Media sold their controlling interest in that company in 2005.  Fresh Ideas Media had a wholly owned subsidiary, Community Alliance, Inc., which was spun out with a Form 10, share for share, spinout, at the time that Mr. Ray and the other principal sold their shares of Fresh Ideas, Inc.  Because Mr. Ray was a major shareholder in Fresh Ideas Media, he became a major shareholder in Community Alliance, of which he was an officer and director.  Mr. Ray and another major shareholder sold their shares in Community Alliance in 2010, at which time he resigned as an officer and director of that company.

A. Terry Ray

Ms. Ray is the wife of Phillip Ray, the president of ABS, and has served as the corporate secretary of a number of public and private corporations and the administrative assistant or secretary to presidents of several companies for many years.  Since 1991, she has served as a Director and the Secretary of American Business Services, the registrant.   She has also served a Secretary and Director of VentureVest Capital Corporation, another company controlled by Mr. Ray.  From 1995 to January 2004, she was employed as a senior administrator for Denver Reserve, Inc., a company in Littleton, Colorado, engaged in pre-tax benefit plans.  Ms. Ray has served in various administrative positions in her community for many years.  Ms. Ray attended the University of Nevada-Las Vegas, majoring in business administration, from 1963 to 1965.

Management is of the opinion that the other activities of Phil Ray in VentureVest Capital Corporation will not conflict with the business activities of the registrant due to the terms of the license agreement.

Mr. Ray will continue to provide the time necessary time to continue the business in the same manner as he has done for the past 19 years.

Management is of the opinion that the other activities of Phil E. Ray in VentureVest Capital Corporation and other activities will not conflict with the business activities of the registrant.

The above named directors will serve in their capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close.  Directors are elected for one-year terms.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the registrant's officers and directors, and persons who beneficially own more than ten (10%) percent of a class of equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the principal exchange upon which such securities are traded or quoted. Reporting Persons are also required to furnish copies of such reports filed pursuant to Section 16(a) of the Exchange Act with the registrant.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance

There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors.  In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert.  Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Phil E. Ray	2012	$ 0	n/a	n/a	n/a	n/a	n/a
CEO/CFO	2011	$90,000	n/a	n/a	n/a	n/a	n/a

We do not have any standard arrangements by which directors are compensated for any services provided as a director.  No cash has been paid to the directors in their capacity as such.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Options/SAR Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since inception.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.  No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our officer or director or employees or consultants since inception.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 29, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii)

each named executive officer and significant employee, and (iv) all officers and directors as a group.

The following table sets forth the number and percentage of our outstanding shares of common stock owned by:

     (i) each person known to us to beneficially own more than 5% of its outstanding common stock,

    (ii) each director,

   (iii) each named executive officer and significant employee, and

    (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Phil E. Ray	6,000,000	92.59%
6521 Ocaso Drive
Castle Pines, CO 80108

Officers and Directors
As a group (1 person)	6,000,000	92.59%

Based upon 6,480,000 outstanding common shares as of March 29, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Phil E. Ray and A. Terry Ray are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.   During the year ended December 31, 2012 and the year ended December 31, 2011, there were no transactions with related persons other than as described in the section below.

On September 20, 1991, we issued 6,000,000 shares of our common stock to Phil E. Ray, an officer and a director of the registrant.  These shares were issued in exchange for the work and expenses devoted by Mr. Ray in the development of ABS.

Over the years, Mr. Ray has received salary, consulting fees and distribution of various amounts.  In 2009, Mr. Ray received $21,500 in wages and $15,500 for consulting fees.  In 2010, Mr. Ray received wages of $7,332 and $36,168 in distribution.  In 2011, Mr. Ray received wages of $90,000.

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

   a.  A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006.  This note matured on December 31, 2008, and was renewed through December 31, 2013.  The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum.  No interest has been paid on this note to date.

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

There was a convertible note from Strategic Dental Management Corp., an unaffiliated entity controlled by Brian Ray, son of Mr. Phil Ray, an officer and director of ABS.  This is a related party transaction.  The note is dated June 26, 2010 in the amount of $6,000 for money that ABS loaned to Strategic Dental Management to be used as working capital. The note is non-interest bearing through December 2011, and bears a monthly compound interest thereafter at 6% per annum.  This note was converted into 120,000 Strategic Dental common shares on December 31, 2012.

Our administrative functions are operated from the home of our president.  We do not pay our president for use of such space.

During the year ended December 31, 2012, we received $11,500 from Terayco International, Ltd., and $8,500 from VentureVest Capital Corp., for a total of $20,000 for services rendered.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Ronald R. Chadwick, P.C. for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2012 and 2011, were $9,500 and $9,500 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for assurance and related services by Ronald R. Chadwick, P.C. that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. for the 2012 and 2011 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2012 and 2011 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2012 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Ronald R. Chadwick, P.C. solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED

3	Articles of Incorporation, Bylaws	Form S-1	October 26, 2011

11	Statement of Computation of Per Share Earnings (This Computation appears in the Financial Statements)	Form S-1	October 26, 2011

21	List of Subsidiaries	Form S-1	October 26, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN BUSINESS SERVICES, INC.

By: /s/ Phil E. Ray

          Phil E. Ray

          Chief Executive Officer

          Dated: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Phil E. Ray

          Phil E. Ray

          CEO, CFO, Controller, Director

          Dated: March 29, 2013

By: /s/ A. Terry Ray

          A. Terry Ray

          Secretary, Director

          Dated: March 29, 2013