Form 10-Q
period 2013-03-31
American Business Services, Inc.
filed 2013-05-10
CIK 1532882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 10, 2013:   Common Stock  -  7,030,000

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31,	Mar. 31, 2013
	2012	(Unaudited)
ASSETS
Current assets
Cash	$ 15,644	$ 24,491
Total current assets	15,644	24,491

Total Assets	$ 15,644	$ 24,491

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued interest payable	$ 481	$ 181
Notes payable - related party - current portion	11,800	-
Income tax payable	1,824	-
Total current liabilities	14,105	181

Notes payable - related party	12,000	12,000
Total Liabilities	26,105	12,181

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
90,000,000 shares authorized;
6,480,000 (2012) and 7,030,000 (2013)
shares issued and outstanding	6,540	7,030
Additional paid in capital	1,260	25,270
Retained earnings (deficit)	(18,261)	(19,990)
Total Stockholders' Equity	(10,461)	12,310

Total Liabilities and Stockholders' Equity	$ 15,644	$ 24,491

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013

Revenue	$ -	$ -

Expenses:
General and administrative	19,166	9,321
Income (loss) from operations	(19,166)	(9,321)

Other income (expense)
Realized gain (loss) on securities	-	8,200
Other income	-	508
Interest expense	(118)	(1,116)
	(118)	7,592

Income (loss) before provision
for income taxes	(19,284)	(1,729)

Provision for income tax	-	-

Net income (loss)	$ (19,284)	$ (1,729)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	6,480,000	6,785,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$ (19,284)	$ (1,729)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Accrued payables	118	(300)
Income tax payable	-	(1,509)
Gain on tax estimate	-	(315)
Realized (gain) loss on sale of securities	-	(8,200)
Net cash provided by (used for)
operating activities	(19,166)	(12,053)

Cash Flows From Investing Activities:
Sales of marketable securities	-	8,200
Net cash provided by (used for)
investing activities	-	8,200

Cash Flows From Financing Activities:
Note payable - payments	-	(11,800)
Related party payables	20,000	-
Sales of common stock	-	24,500
Net cash provided by (used for)
financing activities	20,000	12,700

Net Increase (Decrease) In Cash	834	8,847
Cash At The Beginning Of The Period	3,059	15,644
Cash At The End Of The Period	$ 3,893	$ 24,491

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectibility is reasonably assured.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheet, approximates fair value.

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

Promissory Notes Receivable as of March 31, 2013.

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

Liquidity and Capital Resources

For the three months ended March 31, 2013, we received $8,200 from the sales of marketable securities, resulting in net cash provided by investing activities of $8,200 for the period.  We did not pursue any investing activities for the three months ended March 31, 2012.

For the three months ended March 31, 2013, we repaid notes payable of $11,800 and received $24,500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $12,700 for the three months ended March 31, 2013.

For the three months ended March 31, 2012, we received $20,000 from related party payables, resulting in net cash provided by financing activities of $20,000 for the three months ended March 31, 2012.

Results of Operations

For the three months ended March 31, 2013, we did not earn any revenues.  We had general and administrative expenses of $9,321.  We had a realized gain on securities of $8,200, received other income of $508, and had interest expenses of $1,116.  As a result, we had a net loss of $1,729 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012, we did not earn any revenues.  We had general and administrative expenses of $19,166 and interest expenses of $118.  As a result, we had a net loss of $19,284 for the three months ended March 31, 2012.

The decrease in the loss from operations between the three months ended March 31, 2013 and 2012 was primarily due to reduced general and administrative costs as a result of our shift in business focus.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended March 31, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 10, 2013

American Business Services, Inc.

By:

/s/Phil E. Ray

Phil E. Ray

Chief Executive Officer

Chief Financial Officer