Form 10-Q
period 2013-06-30
American Business Services, Inc.
filed 2013-08-09
CIK 1532882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

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

The number of outstanding shares of the registrant's common stock, August 8, 2013:

Common Stock  -  7,030,000

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

	Dec. 31,	June 30, 2013
	2012	(Unaudited)
ASSETS

Current assets
Cash	$ 15,644	$ 16,381
Total current assets	15,644	16,381

Total Assets	$ 15,644	$ 16,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accrued interest payable	$ 481	$ 365
Notes payable - related party - current portion	11,800	-
Income tax payable	1,824	-
Total current liabilties	14,105	365

Notes payable - related party	12,000	12,000
Total Liabilities	26,105	12,365

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
90,000,000 shares authorized;
6,480,000 (2012) and 7,030,000 (2013)
shares issued and outstanding	6,540	7,030
Additional paid in capital	1,260	25,270
Retained earnings (deficit)	(18,261)	(28,284)
Total Stockholders' Equity	(10,461)	4,016

Total Liabilities and Stockholders' Equity	$ 15,644	$ 16,381

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

Revenue	$ 2,000	$ -	$ 22,000	$ -

Expenses
General and administrative	2,730	8,110	21,851	17,431
Income (loss) from operations	(730)	(8,110)	149	(17,431)

Other income (expense):
Realized gain (loss) on securities	-	-	-	8,200
Gain on tax estimate	-	-	-	508
Interest expense	(120)	(184)	(238)	(1,300)
	(120)	(184)	(238)	7,408

Income (loss) before
provision for income taxes	(850)	(8,294)	(89)	(10,023)

Provision for income tax	-	-	-	-

Net income (loss)	$ (850)	$ (8,294)	$ (89)	$ (10,023)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of
common shares outstanding	6,480,000	7,030,000	6,480,000	6,907,500

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$ (89)	$ (10,023)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accrued payables	238	(116)
Income tax payable	-	(1,316)
Gain on tax estimate	-	(508)
Realized (gain) loss on sale of securities	-	(8,200)
Net cash provided by (used for)
operating activities	149	(20,163)

Cash Flows From Investing Activities:
Sales of marketable securities	-	8,200
Net cash provided by (used for)
investing activities	-	8,200

Cash Flows From Financing Activities:
Note payable - payments	-	(11,800)
Sales of common stock	-	24,500
Net cash provided by (used for)
financing activities	-	12,700

Net Increase (Decrease) In Cash	149	737

Cash At The Beginning Of The Period	3,059	15,644

Cash At The End Of The Period	$ 3,208	$ 16,381

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

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

Promissory Notes Receivable as of June 30, 2013.

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

Liquidity and Capital Resources

For the six months ended June 30, 2013, we received $8,200 from the sale of marketable securities.  As a result, we had net cash provided by investing activities of $8,200 for the six months ended June 30, 2013.

We did not pursue any investing activities during the six months ended June 30, 2012.

For the six months ended June 30, 2013, we spent $11,800 on a note payable payment, and received $24,500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $12,700 for the six months ended June 30, 2013.

We did not pursue any financing activities for the six months ended June 30, 2012.

Results of Operations

For the three months ended June 30, 2013, we did not earn any revenues.  We had general and administrative expenses of $8,110, and paid interest expense $184.  As a result, we had a net loss of $8,294 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we earned revenues of $2,000.  We had general and administrative expenses of $2,730 and interest expenses of $120.  As a result, we had a net loss of $850 for the three months ended June 30, 2012.

The increased net loss for the three months ended June 30, 2013 is the combined result of not earning any revenues during 2013 and greatly increased general and administrative expenses incurred by the shift in business focus.  We have spent additional funds this month searching for clients and maintaining the business.

For the six months ended June 30, 2013, we did not earn any revenues.  We had general and administrative expenses of $17,431.  We realized a gain on securities of $8,200, a gain on tax estimates of $508, and paid interest expenses of $1,300.  As a result, we had a net loss of $10,023 for the six months ended June 30, 2013.

Comparatively, for the six months ended June 30, 2012, we earned revenues of $22,000.  We paid general and administrative expenses of $21,851, and interest expenses of $238.  As a result, we had net loss of $89 for the six months ended June 30, 2012.

We spent $4,420 less on general and administrative expenses during the six months ended June 30, 2013 compared to the same period in 2012.  However, this is countered by the lack of revenues earned.  During 2013, we spent additional funds seeking out new customers and maintaining the business, resulting in the increased net loss.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 8, 2013

American Business Services, Inc.

By:

/s/Phil E. Ray

Phil E. Ray

Chief Executive Officer

Chief Financial Officer