Form 10-Q
period 2013-09-30
American Business Services, Inc.
filed 2013-11-04
CIK 1532882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, November 4, 2013:   Common Stock  -  7,030,000

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

		Sept. 30, 2013
	Dec. 31, 2012	(Unaudited)

ASSETS

Current assets
Cash	$ 15,644	$ 12,354
Total current assets	15,644	12,354

Total Assets	$ 15,644	$ 12,354

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accrued interest payable	$ 481	$ 551
Note payable - related party - current portion	11,800	-
Income taxes payable	1,824	-
Total current liabilties	14,105	551

Notes payable - related party	12,000	12,000
Total Liabilities	26,105	12,551

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
90,000,000 shares authorized;
6,480,000 (2012) and 7,030,000 (2013)	6,540	7,030
shares issued and outstanding	1,260	25,270
Retained earnings (deficit)	(18,261)	(32,497)
Total Stockholders' Equity	(10,461)	(197)

Total Liabilities and Stockholders' Equity	$ 15,644	$ 12,354

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013

Revenue	$ 12,080	$ -	$ 34,080	$ -

Expenses
General and administrative	1,832	4,027	23,683	21,458
	1,832	4,027	23,683	21,458

Income (loss) from operations	10,248	(4,027)	10,397	(21,458)

Other income (expense):
Realized gain (loss) on securities	-	-	-	8,200
Gain on tax estimate	-	-	-	508
Interest expense	(121)	(186)	(359)	(1,486)
	(121)	(186)	(359)	7,222

Income (loss) before
provision for income taxes	10,127	(4,213)	10,038	(14,236)

Provision for income tax	-	-	-	-

Net income (loss)	$ 10,127	$ (4,213)	$ 10,038	$ (14,236)

Net income (loss) per share
(Basic and fully diluted)	$ 0.00	$ (0.00)	$ 0.00	$ (0.00)

Weighted average number of
common shares outstanding	6,480,000	7,030,000	6,480,000	6,948,333

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept. 30, 2012	Sept. 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$ 10,038	$ (14,236)
Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Depreciation	-	-
Reserve expense - notes receivable	-	-
Accrued payables	359	70
Gain on tax estimate	-	(508)
Taxes payable	-	(1,316)
Net cash provided by (used for)
operating activities	10,397	(15,990)

Cash Flows From Financing Activities:
Note payable - borrowings	$ -	$ (11,800)
Sales of common stock	-	24,500
Net cash provided by (used for)
financing activities	-	12,700

Net Increase (Decrease) In Cash	10,397	(3,290)

Cash At The Beginning Of The Period	3,059	15,644
Cash At The End Of The Period	$ 13,456	$ 12,354

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ -	$ 1,416
Cash paid for income taxes	$ -	$ 1,316

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

Promissory Notes Receivable as of September 30, 2013.

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

Liquidity and Capital Resources

We did not pursue any investing activities during the nine months ended September 30, 2013 and 2012.

For the nine months ended September 30, 2013, we spent $11,800 on a note payable payment, and received $24,500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $12,700 for the nine months ended September 30, 2013.

We did not pursue any financing activities for the nine months ended September 30, 2012.

Results of Operations

For the three months ended September 30, 2013, we did not earn any revenues.  We spent $4,027 on general and administrative expenses and $186 on interest expenses.  As a result, we had a net loss of $4,213 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we earned revenues of $12,080.  We paid general and administrative expenses of $1,832 and interest expense of $121.  As a result, we had a net income of $10,127 for the three months ended September 30, 2013.

The increased net loss for the three months ended September 30, 2013 is the combined result of not earning any revenues during 2013 and greatly increased general and administrative expenses incurred by the shift in business focus.  We have spent additional funds this month searching for clients and maintaining the business.

For the nine months ended September 30, 2013, we did not earn any revenues.  We paid general and administrative expenses of $21,458 and interest expenses of $1,486.  We realized a gain on securities of $8,200 and a gain on tax estimate of $508.  As a result, we had a net loss of $14,236 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we earned revenues of $34,080.  We paid general and administrative expenses of $23,683 and interest expenses of $359.  As a result, we had net income of $10,038 for the nine months ended September 30, 2012.

We spent $2,225 less on general and administrative expenses during the nine months ended September 30, 2013 compared to the same period in 2012.  However, this is countered by the lack of revenues earned.  During 2013, we spent additional funds seeking out new customers and maintaining the business, resulting in the increased net loss.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 4, 2013

American Business Services, Inc.

By:

/s/Phil E. Ray

Phil E. Ray

Chief Executive Officer

Chief Financial Officer