Form 10-K
period 2013-12-31
American Business Services, Inc.
filed 2014-04-01
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number  000-54985

American Business Services, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6521 Ocaso Drive, Castle Pines, CO	80108
(Address of principal executive offices)	(Zip Code)

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant was approximately $51,500.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 1, 2014 was 7,030,000 shares of its $0.001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

AMERICAN BUSINESS SERVICES, INC.

FORM 10-K

TABLE OF CONTENTS

PART I

ITEM 1: BUSINESS

American Business Services, Inc. was incorporated under the laws of the state of Colorado on September 20, 1991.

We are a consulting company that consults with businesses in the area of marketing, raising capital, going public, going private, mergers and acquisitions and other areas.  From our incorporation to date, our president, Mr. Ray, has been the only employee of ABS.

Mr. Ray has only devoted a part of his time to the business of ABS.

We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings.  We have not made any significant purchase or sale of assets, nor has the registrant been involved in any mergers, acquisitions or consolidations.  We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose, have been in business for about 20 years and have generated revenues for that period of time. Neither the registrant, nor its officers, directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

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

Subsidiaries

ABS has one wholly owned subsidiary.

American Business Services Corp. is a Colorado corporation incorporated on March 1, 2011.  It is a dormant company and has never traded.

ABS previously owned a second subsidiary company, Our Best Wishes, Inc.

Our Best Wishes, Inc. is a Nevada corporation incorporated on September 1, 2005.  Our Best Wishes had limited operations from inception to the date of this registration statement. In 2012, the registrant assigned 100% of Our Best Wishes over to another company.  No payment was made in consideration for the transfer, and there was never any business in the subsidiary.

Revenue

We receive revenue as consulting fees from our clients.  Fees charged will vary, depending upon the work involved.  We do not anticipate that revenues will significantly increase until we are able to add additional personnel to assist in consulting.

Competition

The consulting business has many competitors.  Companies usually choose their consultants by who they feel has the most experience in certain fields for which they have a particular need at the time.  Consulting fees are determined on a case by case basis, depending on the work performed.

Patents and Trademarks

We do not, at this time, have any patents or trademarks.

Government Regulations

Our normal consulting business does not fall under any government regulations.

Employees

At this time, we have no employees other than Phil E. Ray, our sole executive officer, who is also a director, and A. Terry Ray, our secretary and treasurer.  A. Terry Ray has also served as an officer and director of the Company but has received no compensation for her services and therefore is not considered a paid employee.  All functions including development strategy, negotiations and administration are currently being provided by our sole executive officer.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not lease offices at this time.  Our executive offices are presently in the home of Mr. Ray, ABS president, at 6521 Ocaso Drive, Castle Pines, Colorado, 80108, and are provided at no charge to us.  We believe that our current office situation will be adequate for the foreseeable future, however, as ABS moves into the field of preparing documents for filing with EDGAR, it is anticipated that additional space will be required and ABS will seek out such space for lease as the need arises.  Our telephone number is 303-730-7939.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

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

    Holders.  There were approximately 36 record holders of the registrant's common stock as of April 1, 2014.

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

   Performance graph. Not applicable.

   Sale of unregistered securities.

In 2013, we sold 490,000 shares of our common stock for cash proceeds of $24,500.

These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

b) Use of Proceeds. The funds received from the sale of shares of our common stock during 2013 and 2012 have been used to provide us with working capital

c) Purchases of Equity Securities by the issuers and affiliated purchasers.  None.

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

Promissory Notes Outstanding

As of December 31, 2013 the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bears interest at 6% and a balance of $740 interest had been accrued on this loan at December 31, 2013.

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

Liquidity and Capital Resources

For the year ended December 31, 2013, we used $24,245 in operating activities, compared to $9,585 we generated during the year ended December 31, 2012. During the twelve months ended December 31, 2013 we recognized a loss of $21,103 and used a further $3,142 in operating cash flow through increased other receivables and reduced taxes payable. By comparison, during the twelve months ended December 31, 2012, we generated a profit of $7,280 and generated a further $2,305 in operating cash flow from increases in accrued payables and taxes payable.

For the years ended December 31, 2013 and 2012, we did not pursue any investing activities.

For the year ended December 31, 2013, we repaid $11,800 in related party notes payable and received $24,500 in sales of common stock.  As a result, we had net cash provided by financing activities of $12,700 for the year ended December 31, 2013.

For the year ended December 31, 2012, we received $3,000 from the sale of common stock.  As a result, we had net cash provided by financing activities of $3,000 for the year ended December 31, 2012.

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern.  As shown in the accompanying financial statements, the registrant has incurred losses of $21,103 for the year ended December 31, 2013, and a working capital deficiency which raises substantial doubt about the registrant’s ability to continue as a going concern.

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

The registrant’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated April 1, 2014. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the registrant’s operating results.

Results of operations for the year ended December 31, 2013 compared to the year ended December 31, 2012.

For the year ended December 31, 2013, the registrant did not earn any revenues.  We paid general and administrative expenses of $29,713 and interest expenses of $1,675.  We earned other income of $8,200 and received income tax credit of $2,085.  As a result, we had net loss of $21,103 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, the registrant recognized revenues of $12,080, related party revenue of $27,100, and income from reserve reversal of $2,000.  As a result, we had total revenue of $41,180.  We had general and administrative expenses of $31, 342 and interest expenses of $481.  We earned other income of $8, and made a provision for income taxes of $2,085.  As a result, we had net income of $7,280 for the year ended December 31, 2012.

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

American Business Services, Inc.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Business Services, Inc.

Castle Rock, Colorado

We have audited the accompanying consolidated balance sheets of American Business Services, Inc. as of December 31, 2013 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the year then ended were audited by another auditor who expressed an unqualified opinion on February 28, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Services, Inc. as of December 31, 2013, and the consolidated results of its operations, changes in stockholders’ deficit and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado
March 31, 2014	Cutler & Co.,LLC

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

Email: rcpc35@hotmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Business Services, Inc.

Castle Rock, Colorado

I have audited the accompanying consolidated balance sheet of American Business Services, Inc. as of December 31, 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Services, Inc. as of December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

     Ronald R. Chadwick, P.C.

February 28, 2013

      RONALD R. CHADWICK, P.C.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2013 AND 2012

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$ 4,099	$ 15,644
Notes receivable – related parties	-	-
Other receivable	1,577	-
Total current assets	5,676	15,644

Fixed assets, net	-	-

Total Assets	$ 5,676	$ 15,644

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable - related party	$ 740	$ 481
Note payable - related party - current portion	12,000	11,800
Income taxes payable	-	1,824
Total current liabilities	12,740	14,105

Notes payable - related party	-	12,000

Total Liabilities	12,740	26,105

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 7,030,000 and 6,540,000 shares issued and outstanding as at December 31, 2013 and 2012, respectively	7,030	6,540
Additional paid in capital	25,270	1,260
Retained deficit	(39,364)	(18,261)
Total Stockholders' Deficit	(7,064)	(10,461)

Total Liabilities and Stockholders' Deficit	$ 5,676	$ 15,644

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$ -	$12,080
Revenue - related party	-	27,100
Income from reserve reversal	-	2,000
Total revenue	-	41,180

Operating Expenses:
General and administrative	29,713	31,342
Total operating expenses	29,713	31,342

Income (loss) from operations	(29,713)	9,838

Other income (expense)
Other income	8,200	8
Interest expense	(1,675)	(481)
Other income (expense) net	6,525	(473)

Income (loss) before provision for income taxes	(23,188)	9,365

Provision (credit) for income tax	(2,085)	2,085

Net income (loss)	$(21,103)	$7,280

Net income (loss) per share (Basic and fully diluted)	$(0.00)*	$0.00*

Weighted average number of common shares outstanding	6,946,385	6,482,500

* denotes a profit/(loss) of less than $0.01 per share

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock
	Shares	Amount ($0.001 Par)	Paid in Capital	Retained (Deficit)	Stockholders' Deficit
Balances at December 31, 2011	6,480,000	$ 6,480	$ (1,680)	$ (25,541)	$ (20,741)

Stock issuances for cash	60,000	60	2,940	-	3,000

Net income (loss) for the year	-	-	-	7,280	7,280

Balances at December 31, 2012	6,540,000	6,540	1,260	(18,261)	(10,461)

Stock issuances for cash	490,000	490	24,010	-	24,500

Net income (loss) for the year	-	-	-	(21,103)	(21,103)

Balances at December 31, 2013	7,030,000	$ 7,030	$ 25,270	$ (39,364)	$ (7,064)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended Dec. 31, 2013	Year Ended Dec. 31, 2012
Cash Flows From Operating Activities:
Net income (loss)	$ (21,103)	$7,280

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Other receivable	(1,577)	-
Accrued payables	-	481
Accrued interest payable	259	-
Taxes payable	(1,824)	1,824
Net cash provided by (used for)operating activities	(24,245)	9,585

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Note payable related party - repayment	(11,800)	-
Sales of common stock	24,500	3,000
Net cash provided by (used for) financing activities	12,700	3,000

Net Increase (Decrease) In Cash	(11,545)	12,585

Cash At The Beginning Of The Period	15,644	3,059

Cash At The End Of The Period	$ 4,099	$ 15,644

Schedule of Non-Cash Investing and Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$ 1,416	$ -
Cash paid for income taxes	$ (508)	$ 2,085

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Business Services, Inc. (the “Company”), was incorporated in the State of Colorado on September 20, 1991. The Company is a consulting company that consults with businesses in the area of marketing, raising capital, going public, going private, mergers and acquisitions and other areas.  The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its sole wholly owned subsidiary company, American Business Services Corp., which is inactive. All intercompany accounts and transactions have been eliminated in consolidation.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2013 and 2012 the Company had no balance of accounts receivable.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2013 or 2012.

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

Through October 2011 the Company was an S-Corp for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level. The Company had no known material tax assets or liabilities at end 2011. In 2012 the Company recorded an income tax payable of $1,824 at approximately 20% of pretax earnings of $9,365, and an income tax expense of $2,085 when combined with $261 of final tax items from 2011 settled in 2012. In 2013 the Company incurred a loss of $21,103 which is available to carryback against taxable profits arising in prior years and consequently the Company is entitled to a repayment of all taxes paid in respect of 2011 and 2012.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company had no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2013 or 2012.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value due to their short term maturities.

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

Stock-based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

The Company did not have a stock compensation plan in operation during the twelve months ended December 31, 2013 or 2012.

NOTE 2. GOING CONCERN

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

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes are due to be repaid to the Company at various dates through December 2013. The Company recognizes no interest income on the notes. The Company has established a reserve for any loans not repaid within one year.

As at December 31, 2013 and 2012, the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100. No reserve expense was recognized during the twelve months ended December 31, 2013 or 2012.

NOTE 4. OTHER RECEIVABLE

As at December 31, 2013, the Company recognized a balance of $1,577 as another receivable. This represents income tax repayable from the carry back of tax losses arising in the current year to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2013	December 31, 2012
Office Equipment	$ 7,188	$ 7,188
Vehicle	33,108	33,108
	40,296	40,296
Less Accumulated Depreciation	(40,296)	(40,296)
Total	$ -	$ -

No depreciation expense was recognized during the twelve months ended December 31, 2013 or 2012 as the cost of these fixed assets has already been fully depreciated.

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of December 31, 2013 the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bears interest at 6% and a balance of $740 interest had been accrued on this loan at December 31, 2013.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2013 and 2012.

Common Stock

The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

During the twelve months ended December 31, 2013 the Company issued 490,000 (2012- 60,000) shares of common stock for cash consideration of $24,500 (2012 - $3,000) or $0.05 (2012-$0.05) per share.

As at December 31, 2013 there were 7,030,000 shares of common stock issued and outstanding.

NOTE 8. OTHER INCOME

During the twelve months ended December 31, 2013 the Company recognized income of $8,200 on the sale of certain securities. These securities had been issued to the Company in settlement of an outstanding debt and had been provided for in full in a prior period.

NOTE 9. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were available to be issued on March 91, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2013.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

The officers and directors are as follows:

Name	Age	Positions Held	Term of Office
Phil E. Ray	76	CEO/ CFO/ Director	Inception to Present
6521 Ocaso Drive
Castle Pines, CO 80108

As of February 17, 2014, A. Terry Ray resigned as secretary and director of the registrant.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Phil E. Ray	2013	$ 0	n/a	n/a	n/a	n/a	n/a
CEO/CFO	2012	$ 0	n/a	n/a	n/a	n/a	n/a

Mr. Ray received $13,500 in consulting fees from registrant during the year ended December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 1, 2014, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

The following table sets forth the number and percentage of our outstanding shares of common stock owned by:

     (i) each person known to us to beneficially own more than 5% of its outstanding common stock,

    (ii) each director,

   (iii) each named executive officer and significant employee, and

    (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Phil E. Ray	6,000,000	85.35%
6521 Ocaso Drive
Castle Pines, CO 80108

Officers and Directors
As a group (1 person)	6,000,000	85.35%

Based upon 7,030,000 outstanding common shares as of April 1, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Phil E. Ray is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.   During the year ended December 31, 2013 and the year ended December 31, 2012, there were no transactions with related persons other than as described in the section below.

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes are due to be repaid to the Company at various dates through December 2013. The Company recognizes no interest income on the notes. The Company has established a reserve for any loans not repaid within one year.

As at December 31, 2013 and 2012, the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100. No reserve expense was recognized during the twelve months ended December 31, 2013 or 2012.

As of December 31, 2013 the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bears interest at 6% and a balance of $740 interest had been accrued on this loan at December 31, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 6, 2014, Ronald R. Chadwick, P.C. resigned as our registered independent public accountant.  On January 6, 2014, we engaged Cutler & Co., LLC as our new registered independent public accountant.

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by Ronald R. Chadwick, P.C. and Cutler & Co., LLC for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013 and 2012, were $9,500 and $9,500 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2013 and 2012 for assurance and related services by Ronald R. Chadwick, P.C. and Cutler & Co., LLC that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. and Cutler & Co., LLC for the 2013 and 2012 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2013 and 2012 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal year 2013 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Cutler & Co., LLC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

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

          Dated: April 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Phil E. Ray

          Phil E. Ray

          CEO, CFO, Controller, Director

          Dated: April 1, 2014