Form 10-Q
period 2014-03-31
American Business Services, Inc.
filed 2014-05-20
CIK 1532882

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 20, 2014:   Common Stock  -  7,030,000

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$ 5,981	$ 4,099
Other receivable	1,577	1,577
Total current assets	7,558	5,676

Fixed assets, net	-	-

Total Assets	$ 7,558	$ 5,676

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accrued interest payable - related party	$ -	$ 740
Note payable - related party	-	12,000
Total current liabilities	-	12,740

Total Liabilities	-	12,740

Stockholders' Equity (Deficit)
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $.001 par value;
90,000,000 shares authorized;
7,030,000 (2014) and 7,030,000 (2013)
shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	25,270
Retained deficit	(39,852)	(39,364)
Total Stockholders' Equity (Deficit)	7,558	(7,064)

Total Liabilities and Stockholders' Equity (Deficit)	$ 7,558	$ 5,676

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar 31, 2014	Mar 31, 2013

Revenue - related party	$ 3,000	$ -

Operating Expenses:
General and administrative	5,488	9,321
Total operating expenses	5,488	9,321

Income (loss) from operations	(2,488)	(9,321)

Other income (expense)
Realized gain on securities	-	8,200
Repayment of loan previously reserved
against as non-collectible	2,000	-
Other income	-	508
Interest expense	-	(1,116)
Other income (expense) net	2,000	7,592

Income (loss) before provision	(488)	(1,729)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (488)	$ (1,729)

Net income (loss) per share:
Basic and fully diluted	$ (0.00)*	$ (0.00)*

Weighted average number of
common shares outstanding:
Basic and fully diluted	7,030,000	6,785,000

* denotes a (loss) profit of less than $0.01 per share.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar 31, 2014	Mar 31, 2013
Cash Flows From Operating Activities:
Net income (loss)	$ (488)	$ (1,729)

Adjustments to reconcile net income (loss) to
net cash provided by (used for)
operating activities:
Repayment of loan previously reserved	(2,000)	-
against as non-collectible
Changes in operating Assets & Liabilities
Accrued payables	-	(300)
Taxes payable	-	(1,824)
Net cash provided by (used for)
operating activities	(2,488)	(3,853)

Cash Flows From Investing Activities:
Repayment of related party note receivable	2,000	-
Transfer of cash on sale of subsidiary	(3,630)	-
Sales of marketable securities	6,000	8,200
Net cash provided by (used for)
investing activities	4,370	8,200

Cash Flows From Financing Activities:
Note payable - related party - repayment	-	(11,800)
Sales of common stock	-	24,500
Net cash provided by (used for)
financing activities	-	12,700

Net Increase (Decrease) In Cash	1,882	17,047

Cash At The Beginning Of The Period	4,099	15,644

Cash At The End Of The Period	$ 5,981	$ 32,691

Schedule of Non-Cash Investing and Financing Activities
Liabilities transferred with sale of subsidiary	$ 12,740	$ -

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiary, American Business Services Corp. American Business Services Corp was sold to Mr. Ray, our sole officer, director and principal shareholder on March 28, 2014 for $100. All intercompany accounts and transactions have been eliminated in consolidation.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

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

Revenue recognition

Revenue is recognized on an accrual basis after services have been performed under contract terms, the service price to the client is fixed or determinable, and collectability is reasonably assured.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item’s useful life.

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

Summary of Significant Accounting Policies

Management has evaluated accounting standards and interpretations issued but not yet effective as of March 31, 2014, and does not expect such pronouncements to have a material impact on the Company’s financial position, operations, or cash flows.

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

At December 31, 2013, the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100.

At March 31, 2014, all these notes had been sold or repaid as follows:

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008 for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used for working capital. These notes were not arms- length transactions and were related party transactions as Mr. Ray, the president of ABS, was also a principal of Centennial Growth Equities at the time the transactions were made.

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an office and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest has been paid on this note to date.

•

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

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest has been paid on this note to date.

During the three months ended March 31, 2014 the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

•

A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010. This amount was used as working capital. This amount was used as working capital. The note matures on June 28, 2013.

During the three months ended March 31, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of the obligation. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 4. OTHER RECEIVABLE

As of March 31, 2014 and December 31, 2013, the Company recognized a balance of $1,577 as another receivable. This represents income tax repayable from the carry back of tax losses arising in the current year to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	March 31, 2014	December 31, 2012
Office Equipment	$ 7,188	$ 7,188
Vehicle	33,108	33,108
	40,296	40,296
Less Accumulated Depreciation	(40,296)	(40,296)
Total	$ -	$ -

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of December 31, 2013, the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bears interest at 6% and a balance of $740 in interest had been accrued on this loan at December 31, 2013.

On March 28, 2014 this note payable along with the accrued interest was transferred to the purchaser of the subsidiary, American Business Services Corp and is consequently no longer a liability of the Company.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2014.

Common Stock

The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of common stock were issued during the three months ended March 31, 2014.

As of March 31, 2014 there were 7,030,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the three months ended March 31, 2014 the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods, the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

During the three months ended March 31, 2014 we sold our subsidiary, American Business Services Corp, for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

NOTE 8. OTHER INCOME

During the three months ended March 31, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of an outstanding note receivable. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 9. SALE OF SUBSIDIARY

On March 28, 2014 we sold our wholly owned subsidiary, American Business Services Corp, to a related party for $100. The subsidiary had assets of $3,730, liabilities of $12,740 and total net liabilities of ($9,010). Consequently the Company recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

NOTE 10. SUBSEQUENT EVENTS

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were available to be issued on May 19, 2014 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our new business plan.

At March 31, 2014, all these notes had been sold or repaid as follows:

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008 for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used for working capital. These notes were not arms- length transactions and were related party transactions as Mr. Ray, the president of ABS, was also a principal of Centennial Growth Equities at the time the transactions were made.

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an office and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest has been paid on this note to date.

•

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

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest has been paid on this note to date.

During the three months ended March 31, 2014 the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

•

A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010. This amount was used as working capital. This amount was used as working capital. The note matures on June 28, 2013.

During the three months ended March 31, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of the obligation. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

On March 28, 2014 we sold our wholly owned subsidiary, American Business Services Corp, to a related party for $100. The subsidiary had assets of $3,730, liabilities of $12,740 and total net liabilities of ($9,010). Consequently the Company recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Operating activities

For the three months ended March 31, 2014, we had a net loss of $488.  We wrote back a non-cash provision of $2,000 on a loan previously reserved against as non-collectible, resulting in net cash used by operating activities of $2,488 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we had a net loss of $1,729.  We had accrued payables of $300 and taxes payable of $1,824.  As a result, we had net cash used for operating activities of $3,853 for the three months ended March 31, 2013.

Investing activities

For the three months ended March 31, 2014, we received a repayment of related party note receivables of $2,000.  We transferred $3,630 on a sale of our subsidiary.  We received $6,000 from the sales of marketable securities.  As a result, we had net cash provided by investing activities of $4,370 for the three months ended March 31, 2014.

For the three months ended March 31, 2013, we received $8,200 from the sales of marketable securities.  As a result, we had net cash provided by investing activities of $8,200 for the three months ended March 31, 2013.

Financing activities

For the three months ended March 31, 2014, we did not pursue any financing activities.

For the three months ended March 31, 2013, we repaid $11,800 in notes payable to a related party.  We also received $24,500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $12,700 for the three months ended March 31, 2013.

Results of Operations

For the three months ended March 31, 2014, we received related party revenues of $3,000.  We paid general and administrative expenses of $5,488.  We received $2,000 from the repayment of a loan previously reserved against as a non-collectible.  As a result, we had a net loss of $488 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we did not receive any revenues.  We paid general and administrative expenses of $9,321.  We realized a gain on securities of $8,200 and other income of $508.  We accrued interest expenses of $1,116.  As a result, we had a net loss of $1,729 for the three months ended March 31, 2013.

The $1,241 decrease in net loss is a primarily a result of greatly decreased general and administrative expenses.  For the three months ended March 31, 2014, we had a $3,833, or 41.1%, decrease in general and administrative expenses.  We decreased our expenses by focusing on our current consulting clients.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: May 20, 2014

American Business Services, Inc.

By:

/s/Phil E. Ray

Phil E. Ray

Chief Executive Officer

Chief Financial Officer