Form 10-Q
period 2014-06-30
American Business Services, Inc.
filed 2014-08-19
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of August 19, 2014 was 7,030,000.

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$ 46	$ 4,099
Other receivable	1,577	1,577
Total current assets	1,623	5,676

Fixed assets, net	-	-

Total Assets	$ 1,623	$ 5,676

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable - related party	$ -	$ 740
Note payable - related party - current portion	-	12,000
Total current liabilities	-	12,740

Total Liabilities	-	12,740

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	25,270
Retained deficit	(45,787)	(39,364)
Total Stockholders' Deficit	1,623	(7,064)

Total Liabilities and Stockholders' Deficit	$ 1,623	$ 5,676

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	Jun 30, 2014	Jun 30, 2013	Jun 30, 2014	Jun 30, 2013

Revenue - related party	$ 1,000	$ -	$ 4,000	$ -

Operating Expenses:
General and administrative	6,935	8,110	12,423	17,431
Total operating expenses	6,935	8,110	12,423	17,431

Income (loss) from operations	(5,935)	(8,110)	(8,423)	(17,431)

Other income (expense)
Realized gain on securities	-	-	-	8,200
Repayment of loan previously reserved
against as non-collectible	-	-	2,000	-
Other income	-	-	-	508
Interest expense	-	(184)	-	(1,300)
Other income (expense) net	-	(184)	2,000	7,408

Income (loss) before provision	(5,935)	(8,294)	(6,423)	(10,023)
for income taxes

Provision (credit) for income tax	-	-	-	-

Net income (loss)	$ (5,935)	$ (8,294)	$(6,423)	$(10,023)

Net income (loss) per share:
(Basic and fully diluted)	$ (0.00)*	$ (0.00)*	$ (0.00)*	$ (0.00)*

Weighted average number of
common shares outstanding:
(Basic and fully diluted)	7,030,000	7,030,000	7,030,000	6,907,500

* denotes a (loss) profit of less than $0.01 per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	Jun 30, 2014	Jun 30, 2013

Cash Flows From Operating Activities:
Net income (loss)	$ (6,423)	$ (10,023)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Gain on repayment of loan formerly provided against in full	(2,000)	-
Realized gain on sale of securities	-	(8,200)
Changes in operating Assets & Liabilities
Accrued payables	-	(116)
Income tax payable	-	(1,316)
Gain on tax estimate	-	(508)
Net cash provided by (used for)
operating activities	(8,423)	(20,163)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against in full	2,000	-
Transfer of cash on sale of subsidiary, net of sales proceeds	(3,630)	-
Proceeds from sales of marketable securities	6,000	8,200
Net cash provided by (used for)
investing activities	4,370	8,200

Cash Flows From Financing Activities:
Note payable - related party - repayment	-	(11,800)
Sales of common stock	-	24,500
Net cash provided by (used for)
financing activities	-	12,700

Net Increase (Decrease) In Cash	(4,053)	737

Cash At The Beginning Of The Period	4,099	15,644

Cash At The End Of The Period	$ 46	$ 16,381

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Continued from previous page

Schedule of Non-Cash Investing and Financing Activities
Liabilities transferred with sale of subsidiary	$ 12,740	$ -

Supplemental Disclosure
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS,

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

American Business Services, Inc. (the “Company”, “ABS”, “we”, “us” or “our”), was incorporated in the State of Colorado on September 20, 1991. The Company provides merger and acquisition financial consulting services. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiary, American Business Services Corp., until its sale to Mr. Ray on March 28, 2014 for $100. This sale was reflected in the Form 10-Q for the three months ended March 31, 2014.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended June 30, 2014 or 2013.

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

Revenue recognition

Revenue will be recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item’s useful life.

Financial Instruments

The Company’s financial instruments consist principally of cash and other receivables. The recorded values of these items approximate their current fair values because of the short term nature of these financial instruments.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three and six month periods ended June 30, 2014 or 2013.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe that their future adoption of any such pronouncements may be expected to have a material impact on its financial condition of the result of its operations as reported in its financial statements.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

However, the Company has suffered a loss from operations and has negative cash flows from operations during the six months ended June 30, 2014 and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with funding its ongoing general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes were due to be repaid to the Company at various dates through December 2013. The Company recognizes no interest income on the notes. The Company has established a reserve for any loans not repaid within one year.

At December 31, 2013, the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100.

At June 30, 2014, all these notes had been sold or repaid as follows

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008 for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used for working capital. These notes were not arms-length transactions and were related party transactions as Mr. Ray, the president of ABS at the time of the transactions, was also a principal of Centennial Growth Equities at the time the transactions were made.

*

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest has been paid on this note.

*

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007, in the amount of $4,200, for money that ABS loaned to Centennial Growth Equities in 2007. This note matured on December 31, 2011, and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest has been paid on this note.

*

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest has been paid on this note.

During the six months ended June 30, 2014 the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

*

A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010. This amount was used as working capital. This amount was used as working capital. The note matured on June 28, 2013.

During the six months ended June 30, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of the obligation. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 4. OTHER RECEIVABLE

As of June 30, 2014 and December 31, 2013, the Company recognized a balance of $1,577 as another receivable. This represents income tax repayable from the carry back of tax losses arising in 2013 to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	June 30, 2014	December 31, 2012
Office Equipment	$ 7,188	$ 7,188
Vehicle	33,108	33,108
	40,296	40,296
Less Accumulated Depreciation	(40,296)	(40,296)
Total	$ -	$ -

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of December 31, 2013, the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bears interest at 6% and a balance of $740 in interest had been accrued on this loan at December 31, 2013.

On March 28, 2014, this note payable along with the accrued interest was transferred to the purchaser of the subsidiary, American Business Services Corp and consequently is no longer disclosed as a liability of the Company.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three and months ended June 30, 2014 or 2013.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share.

No shares of common stock were issued during the six months ended June 30, 2014.

As of June 30, 2014 there were 7,030,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the six months ended June 30, 2014 the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods, the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

During the six months ended June 30, 2014 we sold our subsidiary, American Business Services Corp, for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

NOTE 8. OTHER INCOME

During the six months ended June 30, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of an outstanding note receivable. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 9. SALE OF SUBSIDIARY

On March 28, 2014 we sold our wholly owned subsidiary, American Business Services Corp, to a related party for $100. The subsidiary had assets (cash) of $3,730, liabilities of $12,740 for a net value of ($9,010). The Company had previously recognized these losses in the consolidated financial statements the loss was carried on the books of the Company as a negative value. The Company had no other basis in the stock and accordingly recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

NOTE 10. SUBSEQUENT EVENTS

On July 3, 2014, Mr. Phil E. Ray, the majority stockholder of American Business Services, Inc., sold 6,000,000 shares of common stock that he owned to Smith Electric Vehicle Corp, a Delaware corporation. These shares constitute the entire holding of Mr. Ray and comprise approximately 85.3% of the outstanding shares of the Company.

In addition to the sale of the stock, Mr. Ray resigned all positions as an officer of the Company. Upon his resignation the Board of Directors appointed Bryan L. Hansel as President and Chief Executive Officer and Mr. John Micek as the Chief Financial Officer and Jacques Schira as the Secretary.

Further details relating to this transaction are available in the Form 8K filed with the Securities and Exchange Commission on July 10, 2014.

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to June 30, 2014 to August 15, 2014, the date these financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The Company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our new business plan.

At June 30, 2014, all these notes had been sold or repaid as follows:

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008 for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used for working capital. These notes were not arms-length transactions and were related party transactions as Mr. Ray, the president of ABS at the time of the transactions, was also a principal of Centennial Growth Equities at the time the transactions were made.

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note has been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest has been paid on this note.

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007, in the amount of $4,200, for money that ABS loaned to Centennial Growth Equities in 2007. This note matured on December 31, 2011, and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest has been paid on this note.

•

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest has been paid on this note.

During the six months ended June 30, 2014 the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

•

A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010. This amount was used as working capital. This amount was used as working capital. The note matured on June 28, 2013.

During the six months ended June 30, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of the obligation. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Operating activities

For the six months ended June 30, 2014, we had a net loss of $6,423 adjusted for cash flow purposes by a gain of $2,000 on repayment of a loan previously provided against in full, resulting in net cash used for operating activities of $18,423 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we had a net loss of $10,023 adjusted for cash flow purposes by a gain of $8,200 on the sale of securities, a gain of $508 on a tax estimate and decreases of $116 in accrued payables and $1,316 in income tax payable.  As a result, we had net cash used for operating activities of $20,163 for the six months ended June 30, 2013.

Investing activities

For the six months ended June 30, 2014, we received $6,000 from the sale of securities, $2,000 from the repayment of a loan and transferred cash of $3,630 on the sale of our subsidiary company, net of sales proceeds of $100.  As a result, we had net cash provided by investing activities of $4,370 for the six months ended June 30, 2014.

For the six months ended June 30, 2013, we received $8,200 from the sales of marketable securities, resulting in net cash provided by investing activities of $8,200 for the period.

Financing activities

For the six months ended June 30, 2014, we did not pursue any financing activities.

For the six months ended June 30, 2013, we repaid $11,800 in notes payable to a related party.  We also received $24,500 from the sale of common stock.  As a result, we had net cash provided by financing activities of $12,700 for the six months ended June 30, 2013.

Results of Operations

For the three months ended June 30, 2014, we received related party revenue of $1,000.  We paid general and administrative expenses of $6,935.  As a result, we had a net loss of $5,935 for the three months ended June 30, 2014.

Comparatively, for the three months ended June 30, 2013, we did not earn any revenues.  We paid general and administrative expenses of $8,110and interest expenses of $184.  As a result, we had a net loss of $8,294 for the three months ended June 30, 2013.

The $2,359 decrease in net loss for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 is due to the $1,000 in revenue we recognized during the three months ended June 30, 2014, a  $1,175, or 14.5% decrease in our general and administrative expenses and a $184 decrease in interest expenses .   General and administrative expenses decreased due to focusing on current consulting clients, rather than seeking new clients.

For the six months ended June 30, 2014, we received related party revenue of $4,000.  We paid general and administrative expenses of $12,423.  We received $2,000 as repayment of loan previously reserved against as non-collectible.  As a result, we had a net loss of $6,423 for the six months ended June 30, 2014.

Comparatively, for the six months ended June 30, 2013, we did not earn any revenues.  We paid general and administrative expenses of $17,431.  We realized a gain on securities of $8,200 and received other income of $508.  We paid interest expense of $1,300.  As a result, we had a net loss of $10,023 for the six months ended June 30, 2013.

Our net loss decreased by $3,600 due to  a $4,000 increase revenue, a $5,008, or 28.7%decrease in  general and administrative expenses, offset by a $5,408 reduction in other income  General and administrative expenses decreased due to focusing on current consulting clients, rather than seeking new clients.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 19, 2014

American Business Services, Inc.

By:

/s/ Bryan L. Hansel

Bryan L. Hansel

Chief Executive Officer

/s/John Micek

John Micek

Chief Financial Officer