Form 10-Q
period 2014-09-30
American Business Services, Inc.
filed 2014-11-13
CIK 1532882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

-OR-

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to______

Commission File Number 000-54985

American Business Services, Inc.
 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

N.W. Ambassador Drive, Suite 326 Kansas City, MO	64163
(Address of principal executive offices)	(Zip Code)

(816) 464-0508
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

The number of outstanding shares of the registrant's common stock as of November 13, 2014 was 7,030,000.

AMERICAN BUSINESS SERVICES, INC.
FORM 10-Q
For the quarterly period ended September 30, 2014

-i-

Tables of Contents

AMERICAN BUSINESS SERVICES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

Current assets
Cash	$-	$4,099
Other receivable	1,577	1,577
Total current assets	1,577	5,676

Fixed assets, net	-	-

Total Assets	$1,577	$5,676

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,571	$-
Accrued interest payable - related party	-	740
Related party payable	3,562	-
Note payable - related party - current portion	-	12,000
Total current liabilities	5,133	12,740

Total Liabilities	5,133	12,740

Stockholders' Deficit
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 90,000,000 shares authorized; 7,030,000 (2014) and 7,030,000 (2013) shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	25,270
Retained deficit	(50,966)	(39,364)
Total Stockholders' Deficit	(3,556)	(7,064)

Total Liabilities and Stockholders' Deficit	$1,577	$5,676

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Tables of Contents

AMERICAN BUSINESS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sep 30, 2014	Sep 30, 2013	Sep 30, 2014	Sep 30, 2013

Revenue - related party	$-	$-	$4,000	$-

Operating Expenses:
General and administrative	5,179	4,027	17,602	21,458
Total operating expenses	5,179	4,027	17,602	21,458

Income (loss) from operations	(5,179)	(4,027)	(13,602)	(21,458)

Other income (expense)
Realized gain on securities	-	-	-	8,200
Repayment of loan previously reserved against as non-collectible	-	-	2,000	-
Gain on tax estimate	-	-	-	508
Interest expense	-	(186)	-	(1,486)
Other income (expense) net	-	(186)	2,000	7,222

Income (loss) before provision for income taxes	(5,179)	(4,213)	(11,602)	(14,236)

Provision (credit) for income tax	-	-	-	-

Net income (loss)	$(5,179)	$(4,213)	$(11,602)	$(14,236)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding
(Basic and fully diluted)	7,030,000	7,030,000	7,030,000	6,948,333
* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Tables of Contents

AMERICAN BUSINESS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sep 30, 2014	Sep 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$(11,602)	$(14,236)

Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on repayment of loan formerly provided against in full	(2,000)	-
Changes in operating Assets & Liabilities
Accrued payables	-	70
Accounts payable	1,571	-
Income tax payable	-	(1,316)
Gain on tax estimate	-	(508)
Net cash provided by (used for) operating activities	(12,031)	(15,990)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against in full	2,000	-
Transfer of cash on sale of subsidiary, net of sales proceeds	(3,630)	-
Proceeds from sales of marketable securities	6,000	-
Net cash provided by (used for) investing activities	4,370	-

Cash Flows From Financing Activities:
Related party payable	3,562	-
Note payable - related party - (repayment)	-	(11,800)
Sales of common stock	-	24,500
Net cash provided by (used for) financing activities	3,562	12,700

Net Increase (Decrease) In Cash	(4,099)	(3,290)

Cash At The Beginning Of The Period	4,099	15,644

Cash At The End Of The Period	$-	$12,354

Tables of Contents

AMERICAN BUSINESS SERVICES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Continued from previous page

Schedule of Non-Cash Investing and Financing Activities

Liabilities transferred with sale of subsidiary	$12,740	$-

Supplemental Disclosure

Cash paid for interest	$-	$1,416
Cash paid for income taxes	$-	$1,316

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Tables of Contents

AMERICAN BUSINESS SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS,
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
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

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013 included in our Form 10-K filed with the SEC.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiary, American Business Services Corp. to the date of its sale on March 28, 2014. American Business Services Corp was sold to Mr. Ray on March 28, 2014 for $100. This sale was reflected in the Quarterly Report on Form 10-Q for the three months ended March 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine months ended September 30, 2014 or 2013.

Tables of Contents

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

Financial Instruments

The Company’s financial instruments consist principally of cash, other receivables, accounts payable, accrued interest related party, related party payable and note payable related party. The recorded values of these items approximate their current fair values because of the short term nature of these financial instruments.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three and nine month periods ended September 30, 2014 or 2013.

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

However, the Company has suffered a loss from operations and has negative cash flows from operations during the three and nine months ended September 30, 2014 and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with funding its ongoing general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Tables of Contents

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

Tables of Contents

NOTE 4. OTHER RECEIVABLE

As of September 30, 2014 and December 31, 2013, the Company recognized a balance of $1,577 as another receivable. This represents income tax repayable from the carry back of tax losses arising in 2013 to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	September 30, 2014	December 31, 2013
Office Equipment	$-	$7,188
Vehicle	-	33,108
	-	40,296
Less Accumulated Depreciation	-	(40,296)
Total	$-	$-

These assets were transferred at the time of the sale of the subsidiary, American Business Services, Corp., and were included in the consideration received at that time.

NOTE 6. RELATED PARTY PAYABLE

During the quarter ended September 30, 2014 the new majority stockholder, Smith Electric Vehicles Corp., advanced $3,562 on behalf of the Company to pay current invoices received for services that had been rendered to the Company. The related party payable is unsecured, bears no interest and is repayable on demand.

NOTE 7. NOTE PAYABLE – RELATED PARTY

As of December 31, 2013, the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bears interest at 6% and a balance of $740 in interest had been accrued on this loan at December 31, 2013.

On March 28, 2014 this note payable along with the accrued interest was transferred to the purchaser of the subsidiary, American Business Services Corp and consequently is no longer disclosed as a liability of the Company in the Quarterly Report on Form 10-Q for the three months ended March 31, 2014. The payment of $100 initially received by the Company as consideration for the sale of the subsidiary has been classified as additional paid in capital.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock
The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three and nine months ended September 30, 2014 or 2013.

Common Stock
The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of common stock were issued during the nine months ended September 30, 2014.

As of September 30, 2014 there were 7,030,000 shares of common stock issued and outstanding.

Tables of Contents

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

During the three months ended March 31, 2014 we sold our subsidiary, American Business Services Corp, for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

NOTE 9. OTHER INCOME

During the three months ended March 31, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of an outstanding note receivable. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 10. SALE OF SUBSIDIARY

On March 28, 2014 we sold our wholly owned subsidiary, American Business Services Corp, to a related party for $100. The subsidiary had assets of $3,730, liabilities of $12,740 for a net value of ($9,010). The Company had previously recognized these losses in the consolidated financial statements as the loss was carried on the books of the Company as a negative value. The Company had no other basis in the stock and accordingly recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

NOTE 11. SALE AND TRANSFER OF A MAJOR STOCKHOLDER’S INTERESTS

On July 3, 2014 Phil E. Ray, the majority stockholder of American Business Services, Inc., sold 6,000,000 shares of common stock that he owned to Smith Electric Vehicles Corp., a Delaware corporation. These shares constitute the entire holding of Mr. Ray and comprise approximately 85.3% of the outstanding shares of the Company.

In addition to the sale of the stock, Mr. Ray resigned all positions as an officer of the Company. Upon his resignation the Board of Directors appointed Bryan L. Hansel as President and Chief Executive Officer and Mr. John Micek as the Chief Financial Officer and Jacques Schira as the Secretary.

Further details relating to this transaction are available in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2014.

NOTE 12. SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has analyzed its operations subsequent to September 30, 2014 to November 13, 2014, the date these financial statements were issued, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements

Tables of Contents

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.
We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The Company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our new business plan.

At September 30, 2014, all these notes had been sold or repaid as follows:

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

Tables of Contents

Liquidity and Capital Resources

Operating activities

For the nine months ended September 30, 2014, we incurred a net loss of $11,602 adjusted for cash flow purposes by a gain of $2,000 on the repayment of a loan previously provided against in full and an increase of $1,571 in our balance of accounts payable, resulting in net cash used in operating activities of $12,031 for the nine months ended September 30, 2014

For the nine months ended September 30, 2013, we incurred a net loss of $14,236 adjusted for cash flow purposes by an increase of $70 in accrued payables, a decrease of $1,316 in income tax payable, and a decrease of $508 on our tax estimate.  As a result, we used net cash in operating activities of $15,990 for the nine months ended September 30, 2013.

Investing activities

For the nine months ended September 30, 2014, we received $2,000 from the repayment of a loan formerly provided against in full, $6,000 as proceeds from the sales of marketable securities and we transferred cash of $3,630 on the sale of our subsidiary, net of the sales proceeds.  As a result, we generated net cash from investing activities of $4,370 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we did not pursue any investing activities.

Financing activities

For the nine months ended September 30, 2014, we received $3,562 from related party payables.  As a result, we had net cash provided by financing activities of $3,562 for the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we received $24,500 from the sale of common stock.  We repaid $11,800 toward a note payable from a related party.  As a result, we had net cash provided by financing activities of $12,700 for the nine months ended September 30, 2013.

Results of Operations

For the three months ended September 30, 2014, we did not receive any revenues.  We paid general and administrative expenses of $5,179.  As a result, we had a net loss of $5,179 for the three months ended September 30, 2014.

Comparatively, for the three months ended September 30, 2013, we did not receive any revenues.  We paid general and administrative expenses of $4,027.  We paid interest expenses of $186.  As a result, we had a net loss of $4,213 for the three months ended September 30, 2013.

The $966 increase in net loss for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 is due primarily to the $1,152, or 28.6% increase in our general and administrative expenses.  These expenses increased as a result of the reorganization process that occurred due to the new ownership.

For the nine months ended September 30, 2014, we earned revenues of $4,000.  We paid general and administrative expenses of $17,602.  We received $2,000 from the repayment of loans previously reserved against as non-collectible.  As a result, we had a net loss of $11,602 for the nine months ended September 30, 2014.

Comparatively, for the nine months ended September 30, 2013, we did not earn any revenues.  We paid general and administrative expenses of $21,458.  We realized a gain of securities of $8,200 and a gain on tax estimate of $508.  We paid $1,486 in interest expense.  As a result, we had a net loss of $14,236 for the nine months ended September 30, 2013.

Tables of Contents

Our net loss decreased by $2,634 due to a $4,000 increase revenue and a $3,856, or 18% decrease in general and administrative expenses.  It was offset by a $5,222 reduction in other income.  Our general and administrative expenses decreased due to focusing on current consulting clients, rather than seeking new clients.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Tables of Contents

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities

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

Tables of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2014

American Business Services, Inc.

By:
/s/ Bryan L. Hansel
Bryan L. Hansel
Chief Executive Officer

/s/John Micek
John Micek
Chief Financial Officer