Form 10-K
period 2014-12-31
American Business Services, Inc.
filed 2015-03-31
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number  000-54985

American Business Services, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12200 N.W. Ambassador Drive, Suite 326 Kansas City, MO	64163
(Address of principal executive offices)	(Zip Code)

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ]    No  [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $0.001 par value common stock held by non-affiliates of the registrant was approximately $40,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2015 was 7,030,000 shares of its $0.001 par value common stock.

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

Subsidiaries

ABS has no subsidiaries.

American Business Services Corp., the former subsidiary of ABS, is a Colorado corporation incorporated on March 1, 2011.  American Business Services Corp. was sold to a related party for $100 on March 28, 2014.

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

Employees

At this time, we have no employees other than Bryan Hansel, our President and Chief Executive Officer and a director, John Micek, our Chief Financial Officer, and Jacques Schira, our Secretary.  All functions including development strategy, negotiations and administration are currently being provided by our executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are presently at 12200 N.W. Ambassador Drive, Suite 326, Kansas City, MO 64163, and are provided at no charge to us.  We believe that our current office situation will be adequate for the foreseeable future.  Our telephone number is (816) 464-0508.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any litigation pending or threatened by or against us.

ITEM 4.   MINE SAFETY DISCLOSURES.

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

a) Market Information.  The registrant’s common stock is quoted on the OTC Pink marketplace under the symbol “ABSR.OB.”  There has been no trading market for the registrant's common stock since inception. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

    Holders.  There were approximately 35 record holders of the registrant's common stock as of March 31, 2015.

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

   Performance graph. Not applicable to a smaller reporting company.

   Sale of unregistered securities.

In 2013, we sold 490,000 shares of our common stock for cash proceeds of $24,500.

In 2014, our majority shareholder sold his entire holdings of 6,000,000 (85.3%) shares of our common stock for $340,000.

These transactions were exempt under Section 4(2) of the Securities Act of 1933, as amended, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

b) Use of Proceeds. The funds received from the sale of shares of our common stock during 2014 and 2013 have been used to provide us with working capital

c) Purchases of Equity Securities by the issuers and affiliated purchasers.  None.

d)  Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, as well as in certain other parts of this Annual Report on Form 10-K (as well as information included in oral statements or other written statements made or to be made by the registrant) that look forward in time, are forward-looking statements made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, expectations, predictions, and assumptions and other statements which are other than statements of historical facts. Although the registrant believes such forward-looking statements are reasonable, it can give no assurance that any forward-looking statements will prove to be correct. Such forward-looking statements are subject to, and are qualified by, known and unknown risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by those statements. These risks, uncertainties and other factors include, but are not limited to the registrant’s ability to estimate the impact of competition and of industry consolidation and risks, uncertainties and other factors set forth in the registrant’s filings with the Securities and Exchange Commission, including without limitation to this Annual Report on Form 10-K.

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

On March 28, 2014 this note payable along with the accrued interest was transferred to the purchaser of the subsidiary, American Business Services Corp, and consequently is no longer disclosed as a liability of the Company.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds, it is uncertain if we will be able to continue as a going operation.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the year ended December 31, 2014, we recognized a net loss of $19,174 which included a non-cash gain on repayment of loan formerly reserved against of $2,000 and non-cash write-off of other receivable of $1,577, resulting in net cash used for operating activities of $19,597 for the year ended December 31, 2014.

By comparison, for the year ended December 31, 2013, we recognized a net loss of $21,103 and used a further $3,142 in operating cash flow through increased other receivables ($1,577) and accrued interest payable ($259) and reduced taxes payable ($1,824).  As a result, we had net cash used for operating activities of $24,245 for the year ended December 31, 2013.

Cash Flows from Investing Activities

For the year ended December 31, 2014, we received $2,000 from repayment of loan formerly provided against in full, transferred cash of $3,630 on sale of our subsidiary company, net of sales proceeds, and received $6,000 in proceeds from sales of marketable securities.

For the year ended December 31, 2013, we did not pursue any investing activities.

Cash Flows from Financing Activities

For the year ended December 31, 2014, we received $11,128 by way of advances under related party payables, resulting in net cash provided by financing activities of $11,128 for the period.

For the year ended December 31, 2013, we repaid $11,800 in related party notes payable and received $24,500 from the sale of our common stock.  As a result, we had net cash provided by financing activities of $12,700 for the year ended December 31, 2013.

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern.  As shown in the accompanying financial statements, the registrant has incurred losses of $19,174 for the year ended December 31, 2014, and a working capital deficiency which raises substantial doubt about the registrant’s ability to continue as a going concern.

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

The registrant’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated March 31, 2015. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the registrant’s operating results.

Results of operations for the year ended December 31, 2014 compared to the year ended December 31, 2013.

For the year ended December 31, 2014, the registrant recognized revenue of $4,000 from a related party.  We incurred general and administrative expenses of $23,597.  We recognized net other income (expense) of $423.  As a result, we incurred a net loss of $19,174 for the year ended December 31, 2014.

Comparatively, for the year ended December 31, 2013, the registrant did not earn any revenues.  We incurred general and administrative expenses of $29,713 and interest expenses of $1,675.  We earned other income of $8,200 and recognized a tax credit of $2,085.  As a result, we had a net loss of $21,103 for the year ended December 31, 2013.

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

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

American Business Services, Inc.

Index to

Financial Statements

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2014 AND 2013

	December 31,
	2014	2013
ASSETS

Current assets
Cash	$ -	$ 4,099
Other receivable	-	1,577
Total current assets	-	5,676

Fixed assets, net	-	-

Total Assets	$ -	$ 5,676

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable - related party	$ -	$ 740
Related party payable	11,128	-
Note payable - related party	-	12,000

Total current liabilities	11,128	12,740

Total Liabilities	11,128	12,740

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 (2014) and (2013)
shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	25,270
Retained deficit	(58,538)	(39,364)
Total Stockholders' Deficit	(11,128)	(7,064)

Total Liabilities and Stockholders' Deficit	$ -	$ 5,676

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended
	December 31,
	2014	2013

Revenue - related party	$ 4,000	$ -

Operating Expenses:
General and administrative	23,597	29,713
Total operating expenses	23,597	29,713

Income (loss) from operations	(19,597)	(29,713)

Other income (expense)
Other income (expense)	423	8,200
Interest expense	-	(1,675)
Other income (expense) net	423	6,525

Income (loss) before provision	(19,174)	(23,188)
for income taxes

Provision (credit) for income tax	-	(2,085)

Net income (loss)	$ (19,174)	$ (21,103)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)*	$ (0.00)*

Weighted average number of common shares outstanding
(Basic and fully diluted)	7,030,000	6,946,385

* denotes a loss of less than $0.01 per share.

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	Deficit

Balances at December 31, 2012	6,540,000	$ 6,540	$ 1,260	$ (18,261)	$ (10,461)

Stock issuances for cash	490,000	490	24,010	-	24,500

Net (loss) for the year	-	-	-	(21,103)	(21,103)

Balances at December 31, 2013	7,030,000	7,030	25,270	(39,364)	(7,064)

Gain on sale of securities to related party	-	-	6,000	-	6,000

Gain on sale of subsidiary to related party	-	-	9,110	-	9,110

Net (loss) for the year	-	-	-	(19,174)	(19,174)

Balances at December 31, 2014	7,030,000	$ 7,030	$ 40,380	$ (58,538)	$ (11,128)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONSOLIDATED STATMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Year Ended
	December 31,
	2014	2013
Cash Flows From Operating Activities:
Net income (loss)	$ (19,174)	$ (21,103)
Adjustments to reconcile net income to
net cash provided by (used for) operating activities
Gain on repayment of loan formerly reserved against	(2,000)	-
Changes in operating assets and liabilities:
Other receivable	1,577	(1,577)
Accrued interest payable	-	259
Taxes payable	-	(1,824)
Net cash provided by (used for)
operating activities	(19,597)	(24,245)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against	2,000	-
Transfer of cash on sale of subsidiary, net of sales proceeds	(3,630)	-
Proceeds from sales of marketable securities	6,000	-
Net cash provided by (used for)
investing activities	4,370	-

Cash Flows From Financing Activities:
Related party payable	11,128	-
Note payable - related party - repayment	-	(11,800)
Sales of common stock	-	24,500
Net cash provided by (used for)
financing activities	11,128	12,700

Net Increase (Decrease) In Cash	(4,099)	(11,545)

Cash At The Beginning Of The Period	4,099	15,644

Cash At The End Of The Period	$ -	$ 4,099

Schedule of Non-Cash Investing and Financing Activities

Liabilities transferred with sale of subsidiary	$ 12,740	$ -

Supplemental Disclosure

Cash paid for interest	$ -	$ 1,416
Cash paid for income taxes	$ -	$ (508)

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

American Business Services, Inc. (the “Company”), was incorporated in the State of Colorado on September 20, 1991. The Company provides merger and acquisition financial consulting services. The Company may also engage in any other business permitted by law, as designated by the Board of Directors of the Company.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is December 31.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2014 and 2013 the Company had no balance of accounts receivable.

Financial Instruments

The carrying value of the Company’s financial instruments, comprising cash, other receivables, notes payable and accrued interest related party, approximates fair value due to their short term maturities.

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

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  To the extent that the Company has net operating loss or other tax carryforwards, a full valuation allowance has been applied resulting in no deferred tax expense or benefit.  The Company does not anticipate any current tax expense payable or benefit receivable.

Revenue recognition

Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service has been provided, and collectability is assured. Specifically, revenue from consulting services is recognized subsequent to client services being performed at an agreed upon price, and collectability is reasonably assured.

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2014 or 2013.

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

The Company did not have a stock compensation plan in operation during the twelve months ended December 31, 2014 or 2013.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company had no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2014 or 2013.

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

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

The Company lends money through notes receivable on an ongoing basis to various companies related by common control. The notes were due to be repaid to the Company at various dates through December 2013. The Company recognized no interest income on the notes. The Company had established a reserve for any loans not repaid within one year.

As at December 31, 2013 the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100.

At June 30, 2014 all of these notes had been sold or repaid as follows:

-

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note had been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest had been paid on this note.

-

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007, in the amount of $4,200, for money that ABS loaned to Centennial Growth Equities in 2007. This note matured on December 31, 2011, and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest had been paid on this note.

-

A note from Centennial Growth Equities, Inc. a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest had been paid on this note.

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

-

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

NOTE 4. OTHER RECEIVABLE

As at December 31, 2013, the Company recognized a balance of $1,577 as another receivable. This represented income tax repayable from the carry back of tax losses arising in the current year to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years.  Due to collectability concerns, this tax receivable was written-off as at December 31, 2014.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2014	December 31, 2013
Office Equipment	$ -	$ 7,188
Vehicle	-	33,108
	-	40,296
Less Accumulated Depreciation	-	(40,296)
Total	$ -	$ -

The Company disposed of these assets with the sale of its subsidiary, American Business Services, Corp., on March 28, 2014.

No depreciation expense was recognized during the twelve months ended December 31, 2014 or 2013 as the cost of these assets has already been fully depreciated.

NOTE 6. RELATED PARTY PAYABLE

During the year ended December 31, 2014, the new majority stockholder, Smith Electric Vehicles Corp. advanced $11,128 on behalf of the Company to pay current invoices received for services that had been rendered to the Company. These advances are unsecured, bear no interest and are repayable on demand.

NOTE 7. NOTE PAYABLE – RELATED PARTY

As of December 31, 2013 the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bore interest at 6% and a balance of $740 interest had been accrued on this loan at December 31, 2013.

On March 28, 2014 this note payable along with the accrued interest was transferred to the purchaser of the subsidiary, American Business Services Corp. and consequently is no longer disclosed as a liability of the Company.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2014 and 2013.

Common Stock

The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

During the twelve months ended December 31, 2013 the Company issued 490,000 shares of common stock for cash consideration of $24,500 or $0.05 per share.

No shares of common stock were issued during the year ended December 31, 2014.

As at December 31, 2014 there were 7,030,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the twelve months ended December 31, 2014, the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods, the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

During the twelve months ended December 31, 2014, we sold our subsidiary, American Business Services Corp., for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital.

NOTE 9. OTHER INCOME

During the twelve months ended December 31, 2013 the Company recognized income of $8,200 on the sale of certain securities. These securities had been issued to the Company in settlement of an outstanding debt and had been provided for in full in a prior period.

During the year ended December 31, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of an outstanding note receivable. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.  We also wrote-off the other receivable of $1,577 during the year-ended December 31, 2014 for net other income (expense) of $423.

NOTE 10. SALE OF SUBSIDIARY

On March 28, 2014 we sold our wholly owned subsidiary, American Business Services Corp., to a related party for $100. The subsidiary had assets of $3,730, liabilities of $12,740 for a net value of ($9,010). The Company had previously recognized these losses in the consolidated financial statements as the loss was carried on the books of the Company as a negative value. The Company had no other basis in the stock and accordingly recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital.

NOTE 11. SALE AND TRANSFER OF A MAJOR STOCKHOLDER’S INTERESTS

On July 3, 2014 Mr. Phil E. Ray, the majority stockholder of American Business Services, Inc., sold 6,000,000 shares of common stock that he owned to Smith Electric Vehicles Corp., a Delaware corporation. These shares constitute the entire holding of Mr. Ray and comprise approximately 85.3% of the outstanding shares of the Company.

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

NOTE 12. RELATED PARTIES

For the year ended December 31, 2014, we recognized revenue of $4,000 from a related party for consulting fees.

We do not have any standard arrangements by which employees or directors are compensated for any services provided as employees or directors.  No cash has been paid to employees or directors in their capacity as such.

The Company occupies office space provided by Smith Electric Vehicles Corp. at no cost.  The value of the space is not considered materially significant for financial reporting purposes.

NOTE 13. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2014 to the date these financial statements were available to be issued and has determined that the following subsequent event needs to be disclosed in these financial statements.

On March 25, 2015 Smith Electric Vehicles Corp. entered into a $500,000 loan agreement with FDG Electric Vehicles Limited.  The drawdown date of the agreement is March 30, 2015 with a repayment date of June 30, 2015.  The loan agreement does not have a stated interest rate.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination hereof, owned or acquired by Smith Electric Vehicles Corp.  In the event of default, this could result in a change of control of American Business Services, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies 2013 framework.

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during the second half of 2014.  Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

The officers and directors are as follows:

Name	Age	Positions Held	Term of Office
Bryan L. Hansel	49	President, CEO,	July 3, 2014
12200 N.W. Ambassador		Director	To Present
Drive, Suite 326 Kansas City, MO 64163
John Micek	62	CFO	July 7, 2014
12200 N.W. Ambassador			To Present
Drive, Suite 326 Kansas City, MO 64163

Jacques Schira	58	Secretary	July 7, 2014
12200 N.W. Ambassador			To Present
Drive, Suite 326 Kansas City, MO 64163

Robert J. Druten	67	Director	August 20, 2014
12200 N.W. Ambassador			To Present
Drive, Suite 326 Kansas City, MO 64163

As of February 17, 2014, A. Terry Ray resigned as secretary and director of the registrant.

As of August 20, 2014, Phil E. Ray resigned from his position as a director of the registrant.

Bryan L. Hansel, 49, became the Chief Executive Officer and a director of ABS in July 2014.  He has served as Smith's Chief Executive Officer and as a director since Smith's inception in January 2009. Mr. Hansel served as Smith's President from Smith's inception to March 2012. Mr. Hansel was appointed Chairman of Smith's board of directors in November 2011. Prior to joining Smith, from October 2004 to August 2008, Mr. Hansel served as the President and Chief Executive Officer and as a director of Evo Medical Solutions, a manufacturer and distributor of home respiratory medical devices.

John Micek, 61, became the Chief Financial Officer of ABS in July 2014.  He has served as Smith's Interim Chief Financial Officer since March 2014. Since June 2012, Mr. Micek has also served as Chief Executive Officer and Chief Financial Officer of Enova Systems, Inc. (LON: ENVS), a publicly-traded electric vehicle compulsion componentry supplier. He previously served as Chief Financial Officer of Enova Systems, Inc. from January 2011 to June 2012. From January 1, 2001 to December 31, 2011, Mr. Micek served as Managing Director of Silicon Prairie Partners, LP, a privately held venture investing firm. Mr. Micek has served on the board of directors of Enova Systems, Inc. (2008 to present), Armanino Foods of Distinction Inc. (OTCMKTS:AMNF), a publicly-traded specialty foods company (from 1989 to present), including in the roles of Chair, Audit Committee and Chair, Strategic Planning Committee, Innovaro Inc. (OTCMKTS: INNI), a publicly-traded technology innovation services and software company (from 1999 to 2014), and Universal Assurors, Inc., a privately-held credit-related insurance company (from 2001 to present).

Jacques Schira, 58, became the Secretary of ABS in July 2014.  He has served as Smith's General Counsel since June 2013, and before that from March 2009 to June 2012. He previously served as Smith's Vice President, Legal and Commercial Affairs from June 2012 through June 2013. From March 2006 to March 2009, Mr. Schira served as General Counsel of Medical Industries America, Inc., a medical device manufacturer and distributor.

Robert J. Druten, 67, served as Executive Vice President and Chief Financial Officer of Hallmark Cards, Inc. from 1994 until his retirement in August 2006. From 1991 until 1994, he served as Executive Vice President and Chief Financial Officer of Crown Media, Inc., a cable communications subsidiary of Hallmark. He served as Vice President of Corporate Development and Planning of Hallmark from 1989 until 1991. Prior to joining Hallmark in 1986, Mr. Druten held a variety of executive positions with Pioneer Western Corporation from 1983 to 1986. Mr. Druten has served as a trustee of EPR Properties (“EPR”), a real estate investment trust, since 1997 and is its Chairman of the Board. He has also been a member of the Compensation, Governance and Finance Committees of EPR.  He has served as a director of Kansas City Southern, an NYSE-listed transportation company, since 2004. Mr. Druten also serves as Chairman of the Board and on the Compensation Committee of Kansas City Southern.  He has served as a director of Alliance Holdings GP, L.P., a publicly traded limited partnership whose publicly traded subsidiary is engaged in the production and marketing of coal, since 2007, where he serves on the Audit Committee and its Conflicts Committee. Mr. Druten previously served on the Board of Directors of American Italian Pasta Company, from 2007 until it was acquired by Ralcorp Holdings, Inc. in July 2010, where he was the Chairman of the Audit Committee and also served on the Compensation Committee. Mr. Druten received a B.S. in Accounting from the University of Kansas and an M.B.A. from Rockhurst University.

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

During 2014, Bryan L. Hansel, a director and executive officer of ABS, and Jacques Schira, an executive officer, each filed their Form 3 late due to delays in obtaining their Edgar filing codes.  Both Form 3s were subsequently filed.  Smith Electric Vehicles Corp., our majority shareholder, also filed its Form 3 one day late.  As of the date of this report, Robert J. Druten, a director of ABS, has not yet filed a Form 3 to report his appointment to the board.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions, due to the historically low number of employees and limited business operations of ABS.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Bryan L. Hansel	2014	$ 0	n/a	n/a	n/a	n/a	n/a
President, CEO (1)
John Micek	2014	$ 0	n/a	n/a	n/a	n/a	n/a
CFO (2)
Jacques Schira	2014	$ 0	n/a	n/a	n/a n/a n/a		n/a
Secretary (3)
Phil E. Ray	2014	$ 0	n/a	n/a	n/a	n/a	n/a
Former CEO/CFO (4)	2013	$ 0	n/a	n/a	n/a	n/a	n/a

(1)

Mr. Hansel became our CEO in July 2014.

(2)

Mr. Micek became our CFO in July 2014.

(3)

Mr. Schira became our Secretary in July 2014.

(4)

Mr. Ray resigned as our CEO and CFO in July 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2015, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Bryan L. Hansel	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

John Micek	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Jacques Schira	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Robert J. Druten	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Phil E. Ray	0	0%
6521 Ocaso Drive
Castle Pines, CO 80108 (1)

Officers and Directors	0	0%
As a group (4 persons)

Smith Electric Vehicles Corp. (2)	6,000,000	85.35%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Based upon 7,030,000 outstanding common shares as of March 31, 2015.

(1)

Mr. Ray resigned as our CEO and CFO in July 2014.

(2)

Bryan L. Hansel, our President and CEO, is the CEO of Smith Electric Vehicles Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Bryan L. Hansel is not independent and Robert J. Druten is independent, as that term is defined in Section 5605 of the NASDAQ Marketplace Rules.  During the year ended December 31, 2014 and the year ended December 31, 2013, there were no transactions with related persons other than as described in the section below.

The Company previously lent money through notes receivable on an ongoing basis to various companies related by common control. The notes are due to be repaid to the Company at various dates through December 2014. The Company recognizes no interest income on the notes. The Company has established a reserve for any loans not repaid within one year.

As at December 31, 2013, the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100. At June 30, 2014 all of these notes had been sold or repaid as follows:

-

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

-

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

-

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

-

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

During the year ended December 31, 2014, the new majority stockholder, Smith Electric Vehicles Corp. advanced $11,128 on behalf of the Company to pay current invoices received for services that had been rendered to the Company. These advances are unsecured, bear no interest and are repayable on demand.

As of December 31, 2013 the Company owed a related party $12,000 under a note payable, repayable in full on December 31, 2014. The loan bore interest at 6% and a balance of $740 interest had been accrued on this loan at December 31, 2013.

On March 28, 2014 this note payable along with the accrued interest was transferred to the purchaser of the subsidiary, American Business Services Corp and consequently is no longer disclosed as a liability of the Company.

During the twelve months ended December 31, 2014, we sold our subsidiary, American Business Services Corp, for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On January 6, 2014, Ronald R. Chadwick, P.C. resigned as our registered independent public accountant.  On January 6, 2014, we engaged Cutler & Co., LLC as our new registered independent public accountant.

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by Ronald R. Chadwick, P.C. and Cutler & Co., LLC for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013, were $9,500 and $9,500 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for assurance and related services by Ronald R. Chadwick, P.C. and Cutler & Co., LLC that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Ronald R. Chadwick, P.C. and Cutler & Co., LLC for the 2014 and 2013 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Ronald R. Chadwick, P.C. for the 2013 fiscal years or from Cutler & Co., LLC for the 2014 and 2013 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2014 and 2013 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Cutler & Co., LLC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Consolidated balance sheets

Consolidated statements of operations

Consolidated statements of stockholders’ equity

Consolidated statements of cash flows

Notes to consolidated financial statements

(a)(2) List of financial statement schedules included in Part IV hereof:

None.

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

          Dated: March 31, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Bryan L. Hansel

          Bryan L. Hansel

          President, CEO, Director

          Dated: March 31, 2015

By: /s/ John Micek

          John Micek

          Chief Financial Officer

          Dated: March 31, 2015

By: /s/ Jacques Schira

          Jacques Schira

          Secretary

          Dated: March 31, 2015

By: /s/ Robert J. Druten

          Robert J. Druten

          Director

          Dated: March 31, 2015