Form 10-Q
period 2015-03-31
American Business Services, Inc.
filed 2015-05-12
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [x]

(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of May 12, 2015 was 7,030,000.

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1.  Financial Statements (Unaudited)

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current assets	$ -	$ -

Other Assets	9,613

Total Assets	$ 9,613	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Related party payable	$ 40,208	$ 11,128
Total current liabilities	40,208	11,128

Total Liabilities	40,208	11,128

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 (2015) (unaudited) and 7,030,000
(2014) shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	40,380
Retained deficit	(78,005)	(58,538)
Total Stockholders' Deficit	(30,595)	(11,128)

Total Liabilities and Stockholders' Deficit	$ 9,613	$ -

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar 31, 2015	Mar 31, 2014

Revenue - related party	$ -	$ 3,000

Operating Expenses:
General and administrative	19,467	5,488
Total operating expenses	19,467	5,488

Income (loss) from operations	(19,467)	(2,488)

Other income (expense)
Repayment of loan previously reserved
against as non-collectible	-	2,000
Other income (expense) net	-	2,000

Income (loss) before provision	(19,467)	(488)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (19,467)	$ (488)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)*	$ (0.00)*
Weighted average number of
common shares outstanding: (Basic and fully diluted)	7,030,000	7,030,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2015	March 31, 2014

Cash Flows From Operating Activities:
Net income (loss)	$ (19,467)	$ (488)

Adjustments to reconcile net income to
net cash provided by (used for)
operating activities:
Gain on repayment of loan formerly reserved against	-	(2,000)
Net cash provided by (used for)
operating activities	(19,467)	(2,488)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against	-	2,000
Transfer of cash on sale of subsidiary, net of sales
proceeds	-	(3,630)
Proceeds from sales of marketable securities	-	6,000
Net cash provided by (used for)	-	4,370
investing activities

Cash Flows From Financing Activities:
Related party payable	29,080	-
Deferred expenses	(9,613)
Net cash provided by (used for)
financing activities	19,467	-

Net Increase (Decrease) In Cash	-	1,882

Cash At The Beginning Of The Period	-	4,099

Cash At The End Of The Period	$ -	$ 5,981

During the three months ended March 31, 2015, the Company did not maintain a bank account and all its expenses were paid for by its parent company, Smith Electric Vehicles Corp. (“Smith”), from Smith’s corporate bank account.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Continued from previous page

Schedule of Non-Cash Investing and Financing Activities

Liabilities transferred with sale of subsidiary	$ -	$ 12,740

Supplemental Disclosure

Cash paid for interest	$ -	-
Cash paid for income taxes	$ -	-

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS,

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiary, American Business Services Corp. to the date of its sale on March 28, 2014. American Business Services Corp was sold to Phil E. Ray, then a director and officer of the Company, on March 28, 2014 for $100. This sale was reflected in the Quarterly Report on Form 10-Q for the three months ended March 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2015 or 2014.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  To the extent that the Company has net operating loss or other tax carryforwards, a full valuation allowance has been applied resulting in no deferred tax expense or benefit.  The Company does not anticipate any current tax expense payable or benefit receivable.

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

Financial Instruments

The Company’s financial instruments consist principally of cash, other receivables, accrued interest related party, related party payable and note payable related party. The recorded values of these items approximate their current fair values because of the short term nature of these financial instruments.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three months ended March 31, 2015 and 2014.

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

However, the Company has suffered a loss from operations and has negative cash flows from operations during the three months ended March 31, 2015 and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with ongoing general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

Historically, the Company has loaned money through notes receivable on an ongoing basis to various companies related by common control. The notes were due to be repaid to the Company at various dates through December 2013. The Company recognizes no interest income on the notes. The Company has established a reserve for any loans not repaid within one year.

At December 31, 2013, the Company had $27,100 in notes receivable outstanding with a corresponding note reserve of $27,100.

At March 31, 2014, all these notes had been sold or repaid as follows:

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008 for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used for working capital. These notes were not arms-length transactions and were related party transactions as Mr. Ray, the then president of ABS, was also a principal of Centennial Growth Equities at the time the transactions were made.

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

NOTE 4. OTHER RECEIVABLE

As of March 31, 2014, the Company recognized a balance of $1,577 as another receivable. This represents income tax repayable from the carry back of tax losses arising in 2013 to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years. Due to collectability concerns, this tax receivable was written-off as of December 31, 2014.

NOTE 5.  OTHER ASSETS

As of March 31, 2015, the Company had recognized a balance of $9,613 as an Other Asset.  This balance consisted of costs associated with negotiations with Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.) and FDG Electric Vehicles Ltd (“FDG”), a related party.  These negotiations were in regards to Smith and FDG contributing funds and certain intellectual property (“IP”) to ABS for shares of stock in ABS.  ABS was then to develop a strategy for business development using the IP acquired. As disclosed in NOTE 15. Subsequent Events below, subsequent to March 31, 2015, these negotiations were terminated without any agreement being reached and this balance of $9,613 will be written off during the second quarter of 2015.

NOTE 6. FIXED ASSETS

The Company disposed of its fixed assets with the sale of its subsidiary, American Business Services Corp., on March 28, 2014.

All fixed assets were transferred at the time of the sale of the subsidiary, and were included in the consideration received at that time.  Therefore the Company does not currently have any fixed assets.

No depreciation expense was recognized during the period ended March 28, 2014 as the cost of the fixed assets had already been fully depreciated.

NOTE 7. RELATED PARTY PAYABLE

During the three months ended March 31, 2015, the new majority stockholder, Smith Electric Vehicles Corp., advanced $29,080 on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of March 31, 2015 and December 31, 2014, $40,208 and $11,128, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

NOTE 8. NOTE PAYABLE – RELATED PARTY

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

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the three months ended March 31, 2015 or 2014.

Common Stock

The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of common stock were issued during the three months ended March 31, 2015.

As of March 31, 2015 there were 7,030,000 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2014 we sold our subsidiary, American Business Services Corp., for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

NOTE 10. OTHER INCOME

During the three months ended March 31, 2014 the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of an outstanding note receivable. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 11. SALE OF SUBSIDIARY

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

NOTE 12. SALE AND TRANSFER OF A MAJOR STOCKHOLDER’S INTERESTS

On July 3, 2014 Phil E. Ray, the majority stockholder of American Business Services, Inc., sold 6,000,000 shares of common stock that he owned to Smith Electric Vehicles Corp., a Delaware corporation. These shares constituted the entire holding of Mr. Ray and comprise approximately 85.3% of the outstanding shares of the Company.

In addition to the sale of the stock, Mr. Ray resigned all positions as an officer of the Company. Upon his resignation the Board of Directors appointed Bryan L. Hansel as President and Chief Executive Officer and Mr. John Micek as the Chief Financial Officer and Jacques Schira as the Secretary.  Mr. Ray later resigned his position as director of the Company.

Further details relating to this transaction are available in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2014.

NOTE 13. RELATED PARTIES

For the three months ended March 31, 2014, we recognized revenue of $3,000 from a related party for consulting fees.

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

NOTE 14. COMMON STOCK PLEDGED AS COLLATERAL

On March 25, 2015 Smith Electric Vehicles Corp. entered into a $500,000 loan agreement with FDG Electric Vehicles Limited.  The drawdown date of the agreement was March 30, 2015 with a repayment date of June 30, 2015.  The loan agreement does not have a stated interest rate.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination of the agreement, owned or acquired by Smith Electric Vehicles Corp.  In the event of default, this could result in a change of control of American Business Services, Inc.  As of May 12, 2015, this loan has not been repaid.

NOTE 15. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2015 to the date these financial statements were available to be issued and has determined that the agreements that were being negotiated with Smith Electric Vehicles Corp. and FDG Electric Vehicles Ltd will not be executed; therefore, the Other Assets of $9,613 will be written off in full in the second quarter of 2015.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The Company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our new business plan.

Historically, the Company has loaned money through notes receivable on an ongoing basis to various companies related by common control.  At March 31, 2014, all these notes had been sold or repaid as follows:

There were three convertible promissory notes made to Centennial Growth Equities in 2007 and 2008 for a total of $25,100, which was for funds loaned to Centennial Growth Equities and was used for working capital. These notes were not arms-length transactions and were related party transactions as Mr. Ray, the then president of ABS, was also a principal of Centennial Growth Equities at the time the transactions were made.

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

During the three months ended March 31, 2015, the new majority stockholder, Smith Electric Vehicles Corp. advanced $29,080 on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of March 31, 2015 and December 31, 2014, $40,208 and $11,128, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Operating activities

For the three months ended March 31, 2015, we incurred a net loss of $19,467.  As a result, we had net cash used for operating activities of $19,467 for the three months ended March 31, 2015.

For the three months ended March 31, 2014 we had a net loss of $488.  We wrote back a non-cash provision of $2,000 on a loan previously reserved against as non-collectible, resulting in net cash used by operating activities of $2,488 for the three months ended March 31, 2014.

Investing activities

For the three months ended March 31, 2015, we did not pursue any investing activities.

For the three months ended March 31, 2014, we received a repayment of related party note receivables of $2,000.  We transferred $3,630 on a sale of our subsidiary.  We received $6,000 from the sales of marketable securities.  As a result, we had net cash provided by investing activities of $4,370 for the three months ended March, 31, 2014.

Financing activities

During the three months ended March 31, 2015, we received $29,080 by way of advances under a related party payable from Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.) and paid $9,613 in costs associated with negotiations with Smith and FDG Electric Vehicles Ltd (“FDG”), a related party.  These negotiations were in regards to Smith and FDG contributing funds and certain intellectual property (“IP”) to ABS for shares of stock in ABS. ABS was then to develop a strategy for business development using the IP acquired.

For the three months ended March 31, 2014, we did not pursue any financing activities.

Results of Operations

For the three months ended March 31, 2015, we did not receive any revenues.  We paid general and administrative expenses of $19,467.  As a result, we had a net loss of $19,467 for the three months ended March 31, 2015.

Comparatively, for the three months ended March 31, 2014, we received related party revenues of $3,000.  We paid general and administrative expenses of $5,488.  We received $2,000 from the repayment of a loan previously reserved against as a non-collectible.  As a result, we had a net loss of $488 for the three months ended March 31, 2014.

The $18,979 increase in net loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 is due primarily to no revenue in 2015, coupled with a $13,979, or 355% increase in our general and administrative expenses.  These expenses increased as a result of the reorganization process that occurred due to the new ownership.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2015.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that such controls and procedures are effective as of March 31, 2015, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We were not subject to any legal proceedings during the three month periods ended March 31, 2015 or 2014 and, to the best of our knowledge and belief, none are pending or threatened.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity took place during the three month periods ended March 31, 2015 or 2014.

Item 3.   Defaults Upon Senior Securities.

No senior securities were issued of outstanding during the three month periods ended March 31, 2015 or 2014.

Item 4.   Mine Safety Disclosures

Not applicable to our Company.

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

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 2015

American Business Services, Inc.

By:

/s/ Bryan L. Hansel

Bryan L. Hansel

Chief Executive Officer

/s/John Micek

John Micek

Chief Financial Officer