Form 10-Q
period 2015-06-30
American Business Services, Inc.
filed 2015-08-06
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2015

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

The number of outstanding shares of the registrant's common stock as of August 6, 2015 was 7,030,000.

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

Current assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities Bank overdraft	22	-
Related party payable	84,683	11,128
Total current liabilities	84,705	11,128

Total Liabilities	84,705	11,128

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 (2015) (unaudited) and 7,030,000
(2014) shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	40,380
Retained deficit	(132,115)	(58,538)
Total Stockholders' Deficit	(84,705)	(11,128)

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenue - related party	$ -	$ 1,000	$ -	$ 4,000

Operating Expenses:
General and administrative	54,110	6,935	73,577	12,423
Total operating expenses	54,110	6,935	73,577	12,423

Income (loss) from operations	(54,110)	(5,935)	(73,577)	(8,423)

Other income (expense)
Repayment of loan previously reserved
against as non-collectible	-	-	-	2,000
Other income (expense) net	-	-	-	2,000

Income (loss) before provision	(54,110)	(5,935)	(73,577)	(6,423)
for income taxes

Provision (credit) for income tax	-	-	-	-

Net income (loss)	$ (54,110)	$ (5,935)	$ (73,577)	$ (6,423)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.00)*	$ (0.01)	$ (0.00)*
Weighted average number of
common shares outstanding: (Basic and fully diluted)	7,030,000	7,030,000	7,030,000	7,030,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net income (loss)	$ (73,577)	$ (6,423)

Adjustments to reconcile net income (loss) to
net cash provided by (used for)
operating activities:
Gain on repayment of loan formerly reserved against	-	(2,000)
Net cash provided by (used for)
operating activities	(73,577)	(8,423)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against	-	2,000
Transfer of cash on sale of subsidiary, net of sales
proceeds	-	(3,630)
Proceeds from sales of marketable securities	-	6,000
Net cash provided by (used for)	-	4,370
investing activities

Cash Flows From Financing Activities:
Related party payable	73,555	-
Bank overdraft	22	-
Net cash provided by (used for)
financing activities	73,577	-

Net Increase (Decrease) In Cash	-	(4,053)

Cash At The Beginning Of The Period	-	4,099

Cash At The End Of The Period	$ -	$ 46

During the three months ended June 30, 2015, the Company opened a bank account with Bank Midwest N.A., however, no cash was transferred into the account, which incurred service charges that created an overdraft of the account. All of the Company’s operating expenses were paid for by its parent company, Smith Electric Vehicles Corp. (“Smith”), from Smith’s corporate bank account. Prior to this, the Company did not maintain a bank account.

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

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS,

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of American Business Services, Inc. and its wholly owned subsidiary, American Business Services Corp. to the date of its sale on March 28, 2014. American Business Services Corp. was sold to Phil E. Ray, then a director and officer of the Company, on March 28, 2014 for $100. This sale was reflected in the Quarterly Report on Form 10-Q for the three months ended March 31, 2014. All intercompany accounts and transactions have been eliminated in consolidation.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended June 30, 2015 or 2014.

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

Financial Instruments

The Company’s financial instruments consist principally of bank overdraft and related party payable. The recorded values of these items approximate their current fair values because of the short term nature of these financial instruments.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three and six months ended June 30, 2015 and 2014.

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

However, the Company has suffered a loss from operations and has negative cash flows from operations during the six months ended June 30, 2015 and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with ongoing general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

A note from Centennial Growth Equities, Inc., a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note had been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest had been paid on this note.

A note from Centennial Growth Equities, Inc., a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007, in the amount of $4,200, for money that ABS loaned to Centennial Growth Equities in 2007. This note matured on December 31, 2011, and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest had been paid on this note.

A note from Centennial Growth Equities, Inc., a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest had been paid on this note.

No formal extension of the term of these notes was executed, however, during the three months ended March 31, 2014, the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods, the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010. This amount was used as working capital. The note matured on June 28, 2013.

No formal extension of the term of this note was executed, however, during the three months ended March 31, 2014, the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of the obligation. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

NOTE 4. OTHER RECEIVABLE

As of June 30, 2014, the Company recognized a balance of $1,577 as another receivable. This represents income tax repayable from the carry back of tax losses arising in 2013 to offset taxable profits arising in prior years which would generate a repayment of taxes paid in prior years. Due to collectability concerns, this tax receivable was written-off as of December 31, 2014.

NOTE 5.  OTHER ASSETS

As of March 31, 2015, the Company had recognized a balance of $9,613 as an Other Asset.  This balance consisted of costs associated with negotiations with Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.) and FDG Electric Vehicles Ltd (“FDG”), a related party.  These negotiations were in regards to Smith and FDG contributing funds and certain intellectual property (“IP”) to ABS for shares of stock in ABS. ABS was then to develop a strategy for business development using the IP acquired. Subsequent to March 31, 2015, these negotiations were terminated without any agreement being reached and this balance of $9,613 has been written off during the second quarter of 2015. An additional $24,188 of such costs were incurred and expensed during the second quarter of 2015. The charges for these terminated negotiations was $33,801 in total.

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

NOTE 7. RELATED PARTY PAYABLE

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

During the three and six months ended June 30, 2015, the new majority stockholder, Smith Electric Vehicles Corp., advanced $44,475 and $73,555, respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of June 30, 2015 and December 31, 2014, $84,683 and $11,128, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

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

No shares of preferred stock were issued and outstanding during the three and six months ended June 30, 2015 or 2014.

Common Stock

The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of common stock were issued during the three and six months ended June 30, 2015.

As of June 30, 2015 there were 7,030,000 shares of common stock issued and outstanding.

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

During the three months ended March 31, 2014 we sold our subsidiary, American Business Services Corp., for $100 to a related party. As the subsidiary had net liabilities of $9,010 at the date of the sale, we recognized a gain of $9,110 on the sale. As the sale was to a related party, the gain on sale was recognized in additional paid in capital in our Quarterly Report on Form 10-Q for the three months ended March 31, 2014.

NOTE 10. OTHER INCOME

During the three months ended March 31, 2014, the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of an outstanding note receivable. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

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

NOTE 12. SALE AND TRANSFER OF A MAJOR STOCKHOLDER’S INTERESTS

On July 3, 2014 Phil E. Ray, the majority stockholder of American Business Services, Inc., sold 6,000,000 shares of common stock that he owned to Smith Electric Vehicles Corp., a Delaware corporation. These shares constituted the entire holding of Mr. Ray and comprised approximately 85.3% of the outstanding shares of the Company.

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

NOTE 13. RELATED PARTIES

For the three and six months ended June 30, 2014, we recognized revenue of $1,000 and $4,000, respectively, from a related party for consulting fees.

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

NOTE 14. COMMON STOCK PLEDGED AS COLLATERAL

On March 25, 2015 Smith Electric Vehicles Corp. entered into a $500,000 loan agreement with FDG Electric Vehicles Limited.  The drawdown date of the agreement was March 30, 2015 with a repayment date of June 30, 2015. As of July 27, 2015, the repayment date of this note was extended to August 31, 2015.  The loan agreement does not have a stated interest rate.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination of the agreement, owned or acquired by Smith Electric Vehicles Corp.  In the event of default, this could result in a change of control of American Business Services, Inc.  As of August 6, 2015, this loan has not been repaid. See NOTE 15. Subsequent Events below for further loan agreement default details.

NOTE 15. SUBSEQUENT EVENTS

Due to delays in receipt of additional cash from fundraising, Smith Electric Vehicles Corp. and FDG Electric Vehicles Limited agreed on July 27, 2015 to an amendment to the loan agreement to extend the maturity date to August 31, 2015. See NOTE 14. Common Stock Pledged as Collateral above for further loan agreement details.

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to June 30, 2015 to the date these financial statements were available to be issued and has determined that other than as disclosed above, it does not have any material subsequent events to disclose in the financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The Company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our business plan.

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

A note from Centennial Growth Equities, Inc., a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $17,000, for money that ABS loaned to Centennial Growth Equities in 2006. This note matured on December 31, 2008 and was renewed through December 31, 2013. The note had been accruing interest as of January 1, 2011 at an annual interest of 4% per annum. No interest had been paid on this note.

A note from Centennial Growth Equities, Inc., a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007, in the amount of $4,200, for money that ABS loaned to Centennial Growth Equities in 2007. This note matured on December 31, 2011, and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest had been paid on this note.

A note from Centennial Growth Equities, Inc., a company controlled by Mr. Ray, an officer and director at the time the note was made, dated January 10, 2007 in the amount of $3,900 for money that ABS loaned to Centennial Growth Equities in 2008. This note matured on December 31, 2011 and was renewed through December 31, 2013. The note began accruing interest as of January 1, 2012 at a rate of 4% per annum. No interest had been paid on this note.

No formal extension of the term of these notes was executed, however, during the three months ended March 31, 2014, the Company exercised its right to convert the three notes receivable from Centennial Growth Equities, Inc. into 2,500,000 shares of its common stock. This stock was then sold to a related party for $6,000. As these notes receivable had been fully provided against in prior periods the Company recognized a gain of $6,000 on the sale. As the sale was to a related party, the gain on sale has been recognized in additional paid in capital.

A note from Original Source Music, Inc., an unaffiliated entity, dated June 1, 2010 in the amount of $2,000 for money loaned to Original Source Music by ABS in 2010. This amount was used as working capital.  The note matured on June 28, 2013.

No formal extension of the term of this note was executed, however, during the three months ended March 31, 2014, the Company received payment from Original Source Music, Inc. in the amount of $2,000 in complete satisfaction of the obligation. As this note receivable had been provided against in full in previous periods, we recognized a gain of $2,000 on repayment of this note receivable.

During the three and six months ended June 30, 2015, the new majority stockholder, Smith Electric Vehicles Corp. advanced $44,475 and $73,555, respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of June 30, 2015 and December 31, 2014, $84,683 and $11,128, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Operating activities

During the six months ended June 30, 2015, we incurred a net loss of $73,577.  As a result, we had net cash used for operating activities of $73,577 during the six months ended June 30, 2015.

During the six months ended June 30, 2014, we incurred a net loss of $6,423 adjusted for cash flow purposes by a gain of $2,000 on repayment of a loan previously provided against in full, resulting in net cash used for operating activities of $8,423 during the six months ended June 30, 2014.

Investing activities

During the six months ended June 30, 2015, we did not pursue any investing activities.

During the six months ended June 30, 2014, we received $6,000 from the sales of marketable securities, $2,000 from the repayment of a loan and transferred cash of $3,630 on the sale of our subsidiary company, net of sales proceeds of $100.  As a result, we generated cash from investing activities of $4,370 during the six months ended June 30, 2014.

Financing activities

During the six months ended June 30, 2015, we received $73,555 by way of advances under a related party payable from Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.)  Included within the advances was $33,801 in costs associated with negotiations with Smith and FDG Electric Vehicles Ltd (“FDG”), a related party.  These negotiations were in regards to Smith and FDG contributing funds and certain intellectual property (“IP”) to ABS for shares of stock in ABS. ABS was then to develop a strategy for business development using the IP acquired. These negotiations were terminated without any agreement being reached.  We also received $22 from a bank overdraft.  As a result we generated net cash provided by financing activities of $73,577 during the six months ended June 30, 2015.

During the six months ended June 30, 2014, we did not pursue any financing activities.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

For the three months ended June 30, 2015, we did not receive any revenues.  We paid general and administrative expenses of $54,110.  As a result, we incurred a net loss of $54,110 for the three months ended June 30, 2015.

Comparatively, for the three months ended June 30, 2014, we received related party revenues of $1,000.  We paid general and administrative expenses of $6,935.  As a result, we incurred a net loss of $5,935 for the three months ended June 30, 2014.

The $48,175 increase in net loss for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 is due primarily to recognizing no revenue in 2015, coupled with a $47,175, or 680.25%, increase in our general and administrative expenses.  These expenses increased as a result of the reorganization process that occurred due to the new ownership and negotiations with Smith and FDG to contribute funds and certain intellectual property to ABS in return for common shares.  However, these negotiations were terminated without any agreement being reached and all professional fees incurred with respect to the negotiations were expensed in full.

Six months ended June 30, 2015 compared to the six months ended June 30, 2014.

During the six months ended June 30, 2015, we did not receive any revenues. We paid general and administrative expenses of $73,577. As a result, we incurred a net loss of $73,577 for the six months ended June 30, 2015.

Comparatively, during the six months ended June 30, 2014, we received related party revenue of $4,000. We paid general and administrative expenses of $12,423. We received $2,000 as repayment of a loan previously reserved against as non-collectible. As a result, we incurred a net loss of $6,423 for the six months ended June 30, 2014.

Our net loss increased by $67,154 due to a $4,000 decrease in revenue and a $2,000 decrease in other income coupled with a $61,154, or 492.26%, increase in our general and administrative expenses. These expenses increased as a result of the reorganization process that occurred due to the new ownership and negotiations with Smith and FDG to contribute funds and certain intellectual property to ABS in return for common shares.  However, these negotiations were terminated without any agreement being reached and all professional fees incurred with respect to the negotiations were expensed in full.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended June 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that such controls and procedures are effective as of June 30, 2015, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We were not subject to any legal proceedings during the six month periods ended June 30, 2015 or 2014 and, to the best of our knowledge and belief, none are pending or threatened.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity took place during the six month periods ended June 30, 2015 or 2014.

Item 3.   Defaults Upon Senior Securities.

No senior securities were issued of outstanding during the six month periods ended June 30, 2015 or 2014.

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

Dated: August 6, 2015

American Business Services, Inc.

By:

/s/ Bryan L. Hansel

Bryan L. Hansel

Chief Executive Officer

/s/John Micek

John Micek

Chief Financial Officer