Form 10-Q
period 2015-09-30
American Business Services, Inc.
filed 2015-11-13
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [ ]

The number of outstanding shares of the registrant's common stock as of November 12, 2015 was 7,030,000.

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended September 30, 2015

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	22

SIGNATURES	23

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	Sept 30, 2015	December 31, 2014

ASSETS

Current assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities

Related party payable	89,980	11,128
Total current liabilities	89,980	11,128

Total Liabilities	89,980	11,128

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 (2015) and 7,030,000
(2014) shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	40,380
Accumulated deficit	(137,390)	(58,538)
Total Stockholders' Deficit	(89,980)	(11,128)

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014

Revenue - related party	$ -	$ -	$ -	$ 4,000

Operating Expenses:
General and administrative	5,275	5,179	78,852	17,602
Total operating expenses	5,275	5,179	78,852	17,602

Income (loss) from operations	(5,275)	(5,179)	(78,852)	(13,602)

Other income (expense)
Repayment of loan previously reserved
against as non-collectible	-	-	-	2,000
Other income (expense) net	-	-	-	2,000

Income (loss) before provision	(5,275)	(5,179)	(78,852)	(11,602)
for income taxes

Provision (credit) for income tax	-	-	-	-

Net income (loss)	$ (5,275)	$ (5,179)	$ (78,852)	$ (11,602)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)*	$ (0.00)*	$ (0.02)	$ (0.00)*
Weighted average number of
common shares outstanding: (Basic and fully diluted)	7,030,000	7,030,000	7,030,000	7,030,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	Sept 30, 2015	Sept 30, 2014
Cash Flows From Operating Activities:
Net income (loss)	$ (78,852)	$ (11,602)

Adjustments to reconcile net income (loss) to
net cash provided by (used for)
operating activities:
Gain on repayment of loan formerly reserved against	-	(2,000)
Changes in Operating Assets and Liabilities
Income Tax Payable		1,571
Net cash provided by (used for)
operating activities	(78,852)	(12,031)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against	-	2,000
Transfer of cash on sale of subsidiary, net of sales
proceeds	-	(3,630)
Proceeds from sales of marketable securities	-	6,000
Net cash provided by (used for)	-	4,370
investing activities

Cash Flows From Financing Activities:
Related party payable	78,852	3,562
Net cash provided by (used for)
financing activities	78,852	3,562

Net Increase (Decrease) In Cash	-	(4,099)

Cash At The Beginning Of The Period	-	4,099

Cash At The End Of The Period	$ -	$ -

During the three months ended September 30, 2015, the Company closed a bank account with Bank Midwest N.A., the bank reversed the service charges incurred and closed the account effective August 7, 2015. All of the Company’s operating expenses were paid for by its parent company, Smith Electric Vehicles Corp. (“Smith”), from Smith’s corporate bank account. Prior to this, the Company did not maintain a bank account, and subsequent to August 7, 2015 no longer maintains a bank account.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPT 30, 2015 AND 2014

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

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014 included in our Form 10-K filed with the SEC.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine months ended September 30, 2015 or 2014.

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

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable. No stock based compensation was issued or outstanding during the three and nine months ended September 30, 2015 and 2014.

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

However, the Company has suffered a loss from operations and has negative cash flows from operations during the nine months ended September 30, 2015 and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with ongoing general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5.  OTHER ASSETS

As of March 31, 2015, the Company had recognized a balance of $9,613 as an Other Asset.  This balance consisted of costs associated with negotiations with Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.) and FDG Electric Vehicles Ltd (“FDG”), a related party.  These negotiations were in regards to Smith and FDG contributing funds and certain intellectual property (“IP”) to ABS for shares of stock in ABS. ABS was then to develop a strategy for business development using the IP acquired. Subsequent to March 31, 2015, these negotiations were terminated without any agreement being reached and this balance of $9,613 has been written off during the second quarter of 2015. An additional $24,188 of such costs were incurred and expensed during the second quarter of 2015. The charges for these terminated negotiations were $33,801 in total.

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

During the three and nine months ended September 30, 2015, the new majority stockholder, Smith Electric Vehicles Corp., advanced $5,297 and $78,852, respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of September 30, 2015 and December 31, 2014, $89,980 and $11,128, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

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

No shares of preferred stock were issued and outstanding during the three and nine months ended September 30, 2015 or 2014.

Common Stock

The Company is authorized to issue 90,000,000 shares of common stock with a par value of $0.001 per share.

No shares of common stock were issued during the three and nine months ended September 30, 2015.

As of September 30, 2015 there were 7,030,000 shares of common stock issued and outstanding.

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

NOTE 13. RELATED PARTIES

For the three and nine months ended September 30, 2014, we recognized revenue of $0 and $4,000, respectively, from a related party for consulting fees.

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

NOTE 14. COMMON STOCK PLEDGED AS COLLATERAL

On March 25, 2015 Smith Electric Vehicles Corp. entered into a $500,000 loan agreement with FDG Electric Vehicles Limited.  The drawdown date of the agreement was March 30, 2015 with a repayment date of June 30, 2015. The repayment date of this note was extended to August 31, 2015.  The loan agreement does not have a stated interest rate.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination of the agreement, owned or acquired by Smith Electric Vehicles Corp.  In the event of default, this could result in a change of control of American Business Services, Inc.  As of October 8, 2015 this loan has been repaid.

On October 5 2015, Smith Electric Vehicles entered into a $1,000,000 loan agreement with Active Way International Limited.  The drawdown date of the agreement was one business day after the agreement date for Loan A (repayment of the FDG Note) and Loan B (cash disbursement to Smith) was one business day after the payment to FDG to the borrower  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination of the agreement owned or acquired by Smith Electric Vehicles Corp.  In the event of default this could result in a change of control of American Business Services, Inc. See NOTE 15. Subsequent Events below for further loan agreement default details.

NOTE 15. SUBSEQUENT EVENTS

On October 5, 2015 Smith Electric Vehicles Corp. entered into a loan agreement with Active Way International Limited.  This agreement repaid the FDG Note of March 25, 2015 and the Common Stock is now pledged to Active Way International Ltd under said agreement.  The maturity of this note is 12 months from the first drawdown date which will be October 8, 2016.  The stated interest rate is 18%.

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to September 30, 2015 to the date these financial statements were available to be issued and has determined that other than as disclosed above, it does not have any material subsequent events to disclose in the financial statements.

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

During the three and nine months ended September 30, 2015, the new majority stockholder, Smith Electric Vehicles Corp. advanced $5,297 and $78,852, respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of September 30, 2015 and December 31, 2014, $89,980 and $11,128, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Operating activities

During the nine months ended September 30, 2015, we incurred a net loss of $78,852.  As a result, we used net cash of $78,852 in our operating activities during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, we incurred a net loss of $11,602 adjusted for cash flow purposes by a gain of $2,000 on repayment of a loan previously provided against in full and recorded increase in accounts payable of $1,571, resulting in net cash used in operating activities of $12,031 during the nine months ended September 30, 2014.

Investing activities

During the nine months ended September 30, 2015, we did not pursue any investing activities.

During the nine months ended September 30, 2014, we received $6,000 from the sales of marketable securities, $2,000 from the repayment of a loan and transferred cash of $3,630 on the sale of our subsidiary company, net of sales proceeds of $100.  As a result, we generated cash from investing activities of $4,370 during the nine months ended September 30, 2014.

Financing activities

During the nine months ended September 30, 2015, we received $78,852 by way of advances under a related party payable from Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.)  Included within the advances was $33,801 in costs associated with negotiations with Smith and FDG Electric Vehicles Ltd (“FDG”), a related party.  These negotiations were in regards to Smith and FDG contributing funds and certain intellectual property (“IP”) to ABS for shares of stock in ABS. ABS was then to develop a strategy for business development using the IP acquired. These negotiations were terminated without any agreement being reached.  As a result we generated net cash provided by financing activities of $78,852 during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, we received $3,562 by way of advances under a related payable from Smith Electric Vehicles Corp.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

For the three months ended September 30, 2015, we did not receive any revenues.  We incurred general and administrative expenses of $5,275.  As a result, we incurred a net loss of $5,275 for the three months ended September 30, 2015.

Comparatively, for the three months ended September 30, 2014, we did not receive any revenues. We incurred general and administrative expenses of $5,179.  As a result, we incurred a net loss of $5,179 for the three months ended September 30, 2014.

Our operating expenses for the three months ended September 30, 2015 and 2014 were virtually identical was we incurred the minimum costs necessary to remain current with our required SEC filings.

Nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

During the nine months ended September 30, 2015, we did not receive any revenues. We incurred general and administrative expenses of $78,852. As a result, we incurred a net loss of $78,852 for the nine months ended September 30, 2015.

Comparatively, during the nine months ended September 30, 2014, we received related party revenue of $4,000. We paid general and administrative expenses of $17,602. We received $2,000 as repayment of a loan previously reserved against as non-collectible. As a result, we incurred a net loss of $11,602 for the nine months ended September 30, 2014.

Our net loss increased by $67,646 due to a $4,000 decrease in revenue and a $2,000 decrease in other income coupled with a $61,250, or 358.28%, increase in our general and administrative expenses. These expenses increased as a result of costs incurred in the reorganization process that occurred due to the new ownership and in the abortive negotiations with Smith and FDG to contribute funds and certain intellectual property to ABS in return for common shares.  As, these negotiations were terminated without any agreement being reached all professional fees incurred with respect to the negotiations were expensed in full.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended September 30, 2015, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of

September 30, 2015.  Based on this evaluation, our chief executive officer and chief financial officer have concluded that such controls and procedures are effective as of September 30, 2015, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We were not subject to any legal proceedings during the three and nine month periods ended September 30, 2015 or 2014 and, to the best of our knowledge and belief, none are pending or threatened.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity took place during the three and nine month periods ended September 30, 2015 or 2014.

Item 3.   Defaults Upon Senior Securities.

No senior securities were issued of outstanding during the three and nine month periods ended September 30, 2015 or 2014.

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

Dated: November 12, 2015

American Business Services, Inc.

By:

/s/ Bryan L. Hansel

Bryan L. Hansel

Chief Executive Officer

/s/John Micek

John Micek

Chief Financial Officer