Form 10-K
period 2015-12-31
American Business Services, Inc.
filed 2016-04-18
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission File Number 000-54985

American Business Services, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9200 N.W. 112th Street Building 2 Kansas City, MO	64153
(Address of principal executive offices)	(Zip Code)

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

 (Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [x ]    No  []

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of April 15, 2016 was 7,030,000 shares of its $0.001 par value common stock.

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

We assist companies in going public by assisting the development of offering memorandums and making introductions to professional firms that offer specific services according to their needs, such as legal firms, accounting firms, and stock brokers.  We assist public companies in becoming private companies by advising the company on spinning out their present business or by finding a merger candidate for their public entity.  We also assist companies with corporate restructuring including recapitalizations and other changes.

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

Revenue

We receive revenue as consulting fees from our clients.    We do not anticipate that revenues will increase until we are able to add additional personnel to assist in consulting.

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

Employees

At this time, we have no employees other than Jacques Schira , our President,  Chief Financial Officer, Secretary  and  director. All functions including development strategy, negotiations and administration are currently being provided by our executive officers.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are presently at 9200 N.W. 112th Street, Kansas City, MO 64153, and are provided at no charge to us.  We believe that our current office situation will be adequate for the foreseeable future.  Our telephone number is (816) 464-0508.

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

    Holders.  There were approximately 35 record holders of the registrant's common stock as of April 15, 2016.

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

In 2015, no securities were sold or transferred.

This transaction was exempt under Section 4(2) of the Securities Act of 1933, as amended, due to the facts that the investor was an accredited investor, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

b) Use of Proceeds.  The Company did not receive any proceeds from this transaction.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

For the year ended December 31, 2015, we recognized a net loss of $82,098.

For the year ended December 31, 2014, we recognized a net loss of $19,174 which included a non-cash gain on repayment of loan formerly reserved against of $2,000 and non-cash write-off of other receivable of $1,577, resulting in net cash used for operating activities of $19,597 for the year ended December 31, 2014.

Cash Flows from Investing Activities

For the year ended December 31, 2015, we did not pursue any investing activities.

For the year ended December 31, 2014, we received $2,000 from repayment of loan formerly provided against in full, transferred cash of $3,630 on sale of our subsidiary company, net of sales proceeds, and received $6,000 in proceeds from sales of marketable securities.

Cash Flows from Financing Activities

For the year ended December 31, 2015, we received $82,098 by way of advances under related party payables, resulting in net cash provided by financing activities of $82,098 for the period.

For the year ended December 31, 2014, we received $11,128 by way of advances under related party payables, resulting in net cash provided by financing activities of $11,128 for the period.

The accompanying financial statements have been prepared assuming that the registrant will continue as a going concern.  As shown in the accompanying financial statements, the registrant has incurred losses of $82,098 for the year ended December 31, 2015, and a working capital deficiency which raises substantial doubt about the registrant’s ability to continue as a going concern.

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

The registrant’s continuation as a going concern is dependent upon its ability to ultimately attain profitable operations, generate sufficient cash flow to meet its obligations, and obtain additional financing as may be required. Our auditors have included a “going concern” qualification in their auditors’ report dated  April 14, 2016. Such a “going concern” qualification may make it more difficult for us to raise funds when needed. The outcome of this uncertainty cannot be assured.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the registrant’s operating results.

Results of operations for the year ended December 31, 2015 compared to the year ended December 31, 2014.

For the year ended December 31, 2015, the registrant did not earn any revenues.  We incurred general and administrative expenses of $82,098.  As a result, we incurred a net loss  for the year ended December 31, 2015.

For the year ended December 31, 2014, the registrant recognized revenue of $4,000 from a related party.  We incurred general and administrative expenses of $23,597.  We recognized net other income (expense) of $423.  As a result, we incurred a net loss of $19,174 for the year ended December 31, 2014.

.

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

American Business Services, Inc.

Index to

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

American Business Services, Inc.

Kansas City, Missouri

We have audited the accompanying balance sheet American Business Services, Inc.as of December 31, 2015 and the related statements of operations, stockholders’ equity/ (deficit) and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Business Services, Inc.as of December 31, 2015 and the results of its operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered losses from inception and has a limited operating history which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C

Pritchett, Siler & Hardy, P.C

Salt Lake City, Utah 84111

April 14, 2016

AMERICAN BUSINESS SERVICES, INC.

BALANCE SHEET

DECEMBER 31, 2015 AND 2014

	December 31,
	2015	2014
ASSETS

Current assets
Cash	$ -	$ -
Other receivable	-	-
Total current assets	-

Fixed assets, net	-	-

Total Assets	$ -	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest payable - related party	$ -	$ -
Related party payable	93,226	11,128

Total current liabilities	93,226	11,128

Total Liabilities	93,226	11,128

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 (2015) and (2014)
shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	40,380
Retained deficit	(140,636)	(58,538)
Total Stockholders' Deficit	(93,226)	(11,128)

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of the financial statements.

AMERICAN BUSINESS SERVICES, INC.

 STATMENT OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenue - related party	$ -	$ 4000

Operating Expenses:
General and administrative	82,098	23,597
Total operating expenses	82,098	23,597

Income (loss) from operations	(82,098)	(19,597)

Other income (expense)
Other income (expense)	-	423
Interest expense	-	-
Other income (expense) net	-	423

Income (loss) before provision	(82,098)	(19,174)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (82,098)	$ (19,174)

Net income (loss) per share
(Basic and fully diluted)	$ (0.02)	$ (0.01)

Weighted average number of common shares outstanding
(Basic and fully diluted)	7,030,000	7,030,000

* denotes a loss of less than $0.01 per share.

The accompanying notes are an integral part of the financial statements.

AMERICAN BUSINESS SERVICES, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Common Stock
		Amount	Paid in	Retained	Stockholders'
	Shares	($0.001 Par)	Capital	(Deficit)	Deficit

Balances at December 31, 2013	7,030,000	$ 7,030	$ 25,270	$ (39,364)	$ (7,064)

Gain on sale of securities to related party			6,000	-	6,000

Gain on sale of subsidiary to related party			9,110		9,110
Net (loss) for the year	-	-	-	(19,174)	(19,174)

Balances at December 31, 2014	7,030,000	7,030	40,380	(58,538)	(11,128)

Net (loss) for the year	-	-	-	(82,098)	(82,098)

Balances at December 31, 2014	7,030,000	$ 7,030	$ 40,380	$ (140,636)	$ (93,226)

The accompanying notes are an integral part of the financial statements.

AMERICAN BUSINESS SERVICES, INC.

STATMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities:
Net income (loss)	$ (82,098)	$ (19,174)
Adjustments to reconcile net income to
net cash provided by (used for) operating activities
Gain on repayment of loan formerly reserved against	-	(2,000)
Changes in operating assets and liabilities:
Other receivable	-	1,577
Accrued interest payable	-	-
Taxes payable	-	-
Net cash provided by (used for)
operating activities	(82,098)	(19,597)

Cash Flows From Investing Activities:
Repayment of loan formerly provided against	-	2,000
Transfer of cash on sale of subsidiary, net of sales proceeds	-	(3,630)
Proceeds from sales of marketable securities	-	6,000
Net cash provided by (used for)
investing activities	-	4,370

Cash Flows From Financing Activities:
Related party payable	82,098	11,128

Net cash provided by (used for)
financing activities	82,098	11.128

Net Increase (Decrease) In Cash	,-	(4,099)

Cash At The Beginning Of The Period	,-	4,099

Cash At The End Of The Period	$ -	$ -

Schedule of Non-Cash Investing and Financing Activities

Liabilities transferred with sale of subsidiary	$ -	$ 12,740

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2015 and 2014 the Company had no balance of accounts receivable.

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

Advertising costs

Advertising costs are expensed as incurred. The Company incurred no advertising costs during the twelve months ended December 31, 2015 or 2014.

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

The Company did not have a stock compensation plan in operation during the twelve months ended December 31, 2015 or 2014.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. The Company had no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2015 or 2014.

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

NOTE 3. NOTES RECEIVABLE – RELATED PARTIES

During 2015 the Company did not lend any funds to related parties, and there were no balances due at December 31, 2015.

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

NOTE 4. OTHER RECEIVABLE

As at December 31, 2014, the Company wrote off a balance of $1,577. This represented income tax repayable from the carry back of tax losses arising in 2013 to offset taxable profits arising in prior years which will generate a repayment of taxes paid in prior years.  Due to collectability concerns, this tax receivable was written-off as at December 31, 2014.

NOTE 5. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31, 2015	December 31, 2014
Office Equipment	$ -	$ -
Vehicle	-	-
	-	-
Less Accumulated Depreciation	-	-
Total	$ -	$ -

No depreciation expense was recognized during the twelve months ended December 31, 2015 or 2014 as the cost of these assets has already been fully depreciated.

NOTE 6. RELATED PARTY PAYABLE

During the years ended December 31, 2015 and 2014, the new majority stockholder, Smith Electric Vehicles Corp. advanced $82,098 and $11,128 respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. These advances are unsecured, bear no interest and are repayable on demand.

NOTE 7. NOTE PAYABLE – RELATED PARTY

During 2015, the Company, had no notes payable due to related parties.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of preferred stock were issued and outstanding during the twelve months ended December 31, 2015 and 2014.

Common Stock

The Company is authorized to issue 90,000,000 shares of preferred stock with a par value of $0.001 per share.

No shares of common stock were issued during the year ended December 31, 2015

As of December 31, 2015 there were 7,030,000 shares of common stock issued and outstanding.

Additional Paid in Capital

During the twelve months ended December 31, 2015, there was no additional paid in capital received.

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

NOTE 9. OTHER INCOME

During the twelve months ended December 31, 2015 the Company did not recognize other  income.

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

NOTE 10. SALE OF SUBSIDIARY

During the twelve months ended December 31, 2015, the Company had no subsidiary sale transactions.

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

NOTE 11. SALE AND TRANSFER OF A MAJOR STOCKHOLDER’S INTERESTS

During the twelve months ended December 31, 2015, there has been no sale or transfer of a major stockholder’s interest.

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

NOTE 12. RELATED PARTIES

For the year ended December 31, 2015, we recognized no related parties’ revenue.

For the year ended December 31, 2014, we recognized revenue of $4,000 from a related party for consulting fees.  The related party was Venture Capital, owned by Phil Ray, the majority owner of our Company prior to it being sold to Smith Electric Vehicles Corp..

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

NOTE 13. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2015 to the date these financial statements were  issued and has determined that there are no   subsequent events that need to be disclosed in these financial statements.

On March 25, 2015 Smith Electric Vehicles Corp. entered into a $500,000 loan agreement with FDG Electric Vehicles Limited.  The drawdown date of the agreement is March 30, 2015 with a repayment date of June 30, 2015.  The loan agreement does not have a stated interest rate.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination hereof, owned or acquired by Smith Electric Vehicles Corp.  In the event of default, this could result in a change of control of American Business Services, Inc.  This note was repaid to FDG Electric Vehicles Limited on October 5, 2015.

On October 5, 2015 Smith Electric Vehicles Corp. entered into a $1,000,000 loan agreement with Active Way International Limited.  The draw down date was October 8, 2015, with a repayment date of October 5, 2016.  The stated interest rate is 18%.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination hereof, owned or acquired by Smith Electric Vehicles Corp.  In the event of default, this could result in a change of control of American Business Service, Inc.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Under the supervision and with the participation of our CEO and CFO, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, and concluded that it is not effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during 2015.  Based on that evaluation, our CEO and CFO did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The officers and directors are as follows:

Name	Age	Positions Held	Term of Office
Jacques Schira 9200 N.W. 112th St. Building 2 Kansas City, MO 64153	60	President, CFO	March 25, 2016
		Director	To Present

Geb Byron	62	Director	March 25, 2016 To Present
9200 N.W. 112th St. Building 2 Kansas City, MO 64153

Jacques Schira	60	Secretary	July 2016
9200 N.W. 112th St.			To Present
Building 2 Kansas City, MO 64153

As of March 26, 2016, John Micek resigned as CFO of the registrant.

As of March 26, 2016, Robert Druten resigned from his position as a director of the registrant.

Jacques Schira, 60, became the Secretary of ABS in July 2014.  He has served as Smith Electric Vehicles’ General Counsel since June 2013, and as Smith's Vice President, Legal and Commercial Affairs from June 2012 through June 2013. From March 2006 to March 2009, Mr. Schira served as General Counsel of Medical Industries America, Inc., a medical device manufacturer and distributor.

Geb Byron, 62.  Mr. Byron has served a director of Smith Electric Vehicles since April of 2014.  Mr. Byron is the managing director of Potomac Management Funds.

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

As of the date of this report, Jacques Schira and Geb Byron,  new directors of ABS, have not yet filed a Form 3 to report his appointment to the board.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table set forth certain information as to the compensation paid to our executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Comp	Nonqualified Deferred Comp Earnings
Bryan L. Hansel	2015	$0	n/a	n/a	n/a	n/a	n/a
President, CEO (1)	2014	$0	n/a	n/a	n/a	n/a	n/a
John Micek	2015	$0	n/a	n/a	n/a	n/a	n/a
CFO (2)	2014	$0	n/a	n/a	n/a	n/a	n/a
Jacques Schira	2015	$0	n/a	n/a	n/a	n/a	n/a
Secretary (3)	2014	$0	n/a	n/a	n/a	n/a	n/a
Phil E. Ray	2014	$0	n/a	n/a	n/a	n/a	n/a
Former CEO/CFO (4)

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 15, 2016, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer, and (iv) all officers and directors as a group.

Name and Address	Amount	Percentage
Bryan L. Hansel (3)	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

John Micek (4)	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Jacques Schira	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Geb Byron	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Robert J. Druten (5)	0	0%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Phil E. Ray	0	0%
6521 Ocaso Drive
Castle Pines, CO 80108 (1)

Officers and Directors as a group (4 persons)	0	0%

Smith Electric Vehicles Corp. (2)	6,000,000	85.35%
12200 N.W. Ambassador Drive, Suite 326
Kansas City, MO 64163

Based upon 7,030,000 outstanding common shares as of April 15, 2016.

(1)

Mr. Ray resigned as our CEO and CFO in July 2014.

(2)

Jacques Schira, our President and CFO, is the General Counsel and VP of Smith Electric Vehicles Corp. Geb Byron is on the Board of Directors of Smith Electric Vehicles Corp.

(3)

Bryan Hansel resigned as both an officer and director of the Company in February of 2016.

(4)

John Micek resigned as an officer of the Company in March 2016.

(5)

Robert Druten resigned as a director of the company in March 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Jacques Schira and Geb Byron are not independent, as that term is defined in Section 5605 of the NASDAQ Marketplace Rules.  During the year ended December 31, 2015 and the year ended December 31, 2014, there were no transactions with related persons other than as described in the section below.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On November 3, 2015 (the “Resignation Date”) Cutler & Co., LLC (“Cutler”) resigned as the independent registered public accounting firm for American Business Services, Inc. (the “Company”), as Cutler is merging its SEC auditing practice with Pritchett, Siler & Hardy, PC of Salt Lake City, Utah. On November 3, 2015, the Company engaged Pritchett, Siler & Hardy, PC, as its new independent registered public accounting firm. The change of the Company’s independent registered public accounting firm from Cutler to Pritchett, Siler & Hardy, PC was approved by our board of directors.

On January 6, 2014, Ronald R. Chadwick, P.C. resigned as our registered independent public accountant.  On January 6, 2014, we engaged Cutler & Co., LLC as our new registered independent public accountant. On November 3, 2015, the Company engaged Pritchett, Siler & Hardy, PC as our new registered independent public accountant.

Audit Fees

The aggregate fees billed and estimated to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by Pritchett, Siler & Hardy, PC.  and Cutler & Co., LLC for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2015 and 2014, were $9,500 and $9,500 respectively.

Audit related fees

The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for assurance and related services by Pritchett, Siler & Hardy, PC. and Cutler & Co., LLC that are reasonably related to the performance of the audit or review of the registrant's financial statements for that fiscal year were $0 and $0.

Tax Fees

We did not incur any aggregate tax fees and expenses from Pritchett, Siler & Hardy, PC. and Cutler & Co., LLC for the 2015 and 2014 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees from Pritchett, Siler & Hardy, PC. or from Cutler & Co., LLC for the 2015 and 2014 fiscal years.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence.  All of the services described above for fiscal years 2015 and 2014 were approved by the board of directors pursuant to its policies and procedures. We intend to continue using Pritchett, Siler & Hardy, PC solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) List of financial statements included in Part II hereof:

Report of Independent Registered Public Accounting Firm

Balance sheets

Statements of operations

Statements of stockholders’ equity

Statements of cash flows

Notes to financial statements

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

AMERICAN BUSINESS SERVICES, INC.

By: /s/ Jacques Schira

          Jacques Schira

          President and CFO

          Dated: April 15, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Geb Byron

          Geb Byron

          Director

          Dated: April 15, 2016

By: /s/ Jacques Schira

          Jacques Schira

          Secretary and Director

          Dated: April 15, 2016