Form 10-Q
period 2016-03-31
American Business Services, Inc.
filed 2016-05-23
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2016

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

The number of outstanding shares of the registrant's common stock as of May 23, 2016 was 7,030,000 of its $0.001 par value common stock.

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended March 31, 2016

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

AMERICAN BUSINESS SERVICES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS

Current assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities

Related party payable	100,543	93,226
Total current liabilities	100,543	93,226

Total Liabilities	100,543	93,226

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000
shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	40,380
Accumulated deficit	147,953	140,636
Total Stockholders' Deficit	100,543	93,226

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2016	March 31, 2015

Revenue - related party	$ -	$ -

Operating Expenses:
General and administrative	7,317	19,467
Total operating expenses

Income (loss) from operations	(7,317)	(19,467)

Income (loss) before provision	(7,317)	(19,467)
for income taxes

Provision (credit) for income tax	-	-

Net income (loss)	$ (7,317)	$ (19,467)

Net income (loss) per share
(Basic and fully diluted)	$ (0.00)*	$ (0.00)*
Weighted average number of
common shares outstanding: (Basic and fully diluted)	7,030,000	7,030,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015

Cash Flows From Operating Activities:
Net income (loss)	$ (7,317)	(19,467)

Adjustments to reconcile net income (loss) to
net cash provided by (used for)
operating activities:
Changes in Operating Assets and Liabilities	-	-
Net cash provided by (used for)
operating activities	(7,317)	(19,467)

Cash Flows From Investing Activities:
Net cash provided by (used for)	-	-
investing activities

Cash Flows From Financing Activities:
Related party payable	7,317	29,080
Deferred expenses	-	(9,613)
Net cash provided by (used for)
financing activities	7,317	19,467

Net Increase (Decrease) In Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$ -	-

All of the Company’s operating expenses were paid for by its parent company, Smith Electric Vehicles Corp. (“Smith”), from Smith’s corporate bank account. Prior to this, the Company did not maintain a bank account, and subsequent to August 7, 2015 no longer maintains a bank account.

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Continued from previous page

Supplemental Disclosure

Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS,

FOR THE THREE MONTH PERIODS ENDED MARCH31, 2016 AND 2015

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

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Form 10-K filed with the SEC.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended March 31, 2016 or 2015.

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

NOTE 3. RELATED PARTY PAYABLE

During the three months ended March 31, 2016, the majority stockholder, Smith Electric Vehicles Corp. advanced $7,317 respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of March 31, 2016 and December 31, 2015, $910,543 and $93,226, respectively, has been advanced to the Company. These advances are unsecured, bear no interest and are repayable on demand.

NOTE 4. SALE AND TRANSFER OF A MAJOR STOCKHOLDER’S INTERESTS

During the three months ended March 31, 2016 and 2015, there has been no sale or transfer of a major stockholder’s interest.

As of March 9, 2016, Bryan L. Hansel resigned as President and Chief Executive Officer, John Micek resigned as Chief Financial Officer and Director, and Robert Druten resigned as Director.

As of March 25, 2016 Jacques Schira was appointed as President, Chief Financial Officer, Secretary, and Director, and Geb Byron was appointed as Director.

As of May 10, 2016 Jacques Schira resigned as Chief Financial Officer and John Micek was appointed as Chief Financial Officer and Director.

NOTE 5. COMMON STOCK PLEDGED AS COLLATERAL

On October 5 2015, Smith Electric Vehicles entered into a $1,000,000 loan agreement with Active Way International Limited.  The drawdown date of the agreement was one business day after the agreement date for Loan A (repayment of the FDG Note) and Loan B (cash disbursement to Smith) was one business day after the payment to FDG to the borrower.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination of the agreement owned or acquired by Smith Electric Vehicles Corp.  In the event of default this could result in a change of control of American Business Services, Inc.  As of May 16, 2016 this loan has not been repaid.

NOTE 6. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to March 31, 2016 to the date these financial statements were available to be issued and has determined that other than as disclosed above, it does not have any material subsequent events to disclose in the financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The Company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our business plan.

Historically, the Company has loaned money through notes receivable on an ongoing basis to various companies related by common control.  At March 31, 2014, all these notes had been sold or repaid.

During the three months ended March 31, 2016, the majority stockholder, Smith Electric Vehicles Corp. advanced $7,317 on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of March 31, 2016, and December 31, 2015, $100,543 and $93,226 has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

General and administrative expenses will continue to increase as we implement sales and marketing initiatives.

Liquidity and Capital Resources

Operating activities

During the three months ended March 31, 2016, we incurred a net loss of $7,317.  As a result, we had net cash used for operating activities of $7,317 for the three months ended March 31, 2016.

During the three months ended March 31, 2015, we incurred a net loss of $19,467.  As a result, we had net cash used for operating activities of $19,467 for the three months ended March 31, 2015.

Investing activities

During the three months ended March 31, 2016, we did not pursue any investing activities.

During the three months ended March 31, 2015, we did not pursue any investing activities.

Financing activities

During the three months ended March 31, 2016, we received $7,317 by way of advances under a related party payable from Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.)  As a result we generated net cash provided by financing activities of $7,317 during the three months ended March 31, 2016.

During the three months ended March 31, 2015, we received $29,080 by way of advances under a related party payable from Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.).  As a result we generated net cash provided by financing activities of $29,080 during the three months ended March 31, 2016.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

For the three months ended March 31, 2016, we did not receive any revenues.  We incurred general and administrative expenses of $7,317.  As a result, we incurred a net loss of $7,317 for the three months ended March 31, 2016.

Comparatively, for the three months ended March 31, 2015, we did not receive any revenues.  We incurred general and administrative expenses of $19,467.  As a result, we incurred a net loss of $19,467 for the three months ended March 31, 2015.

The decrease in expense in net loss for the three months ended March 31, 2016, compared to the three months ended March 31, 2015 is due to reduction in legal fees.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended March 31, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2016.  Based on this evaluation, our  president and chief financial officer have concluded that such controls and procedures are effective as of March 31, 2016, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We were not subject to any legal proceedings during the three month periods ended March 31, 2016 or 2015, and, to the best of our knowledge and belief, none are pending or threatened.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity took place during the three month periods ended March 31, 2016 or 2015.

Item 3.   Defaults Upon Senior Securities.

No senior securities were issued of outstanding during the three month periods ended March 31, 2016 or 2015.

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

Dated: May 23, 2016

American Business Services, Inc.

By:

/s/ Jacques Schira

Jacques Schira

President

/s/ John Micek

John Micek

Chief Financial Officer