Form 10-Q
period 2016-06-30
American Business Services, Inc.
filed 2016-08-22
CIK 1532882

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2016

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to________

Commission File Number 000-54985

American Business Services, Inc.

 (Exact name of registrant as specified in its charter)

Colorado	84-1194104
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9200 NW 112th Street Building 2 Kansas City, MO	64153
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No []

The number of outstanding shares of the registrant's common stock as of August 22, 2016 was 7,030,000 of its 0.001 par value common stock.

AMERICAN BUSINESS SERVICES, INC.

FORM 10-Q

For the quarterly period ended June 30, 2016

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	14
Item 1A. Risk Factors	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults upon Senior Securities	14
Item 4. Mine Safety Disclosures	14
Item 5. Other Information	14
Item 6. Exhibits	14

SIGNATURES	15

AMERICAN BUSINESS SERVICES, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS

Current assets	$ -	$ -

Total Assets	$ -	$ -

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities Accrued salary-related party	23,333	-
Related party payable	119,029	93,226
Total current liabilities	142,362	93.226

Total Liabilities	142,362	93,226

Stockholders' Deficit
Preferred stock, $0.001 par value;
10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock, $0.001 par value;
90,000,000 shares authorized;
7,030,000 (2016) (unaudited) and 7,030,000
(2015) shares issued and outstanding	7,030	7,030
Additional paid in capital	40,380	40,380
Retained deficit	(189,772)	(140,636)
Total Stockholders' Deficit	(142,362)	(93,226)

Total Liabilities and Stockholders' Deficit	$ -	$ -

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Revenue - related party	$ -	$ -	$ -	$ -

Operating Expenses: Related Party Salary	35,000		35,000
Other General and administrative	6,819	54,110	14,136	73,577
Total operating expenses	41,819	54,110	14,136	73,577

Income (loss) from operations	(41,819)	(54,110)	(49,136)	(73,577)

Income (loss) before provision	(41,819)	(54,110)	(49,136)	(73,577)
for income taxes

Provision (credit) for income tax	-	-	-	-

Net income (loss)	$ (41,819)	$ (54,110)	$ (49,136)	$ (73,577)

Net income (loss) per share
(Basic and fully diluted)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average number of
common shares outstanding: (Basic and fully diluted)	7,030,000	7,030,000	7,030,000	7,030,000

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(49,136)	$(73,577)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on repayment of loan formerly reserved against	-	-
Accrued salary - related party	23,333	-
Net cash provided by (used for) operating activities	(25,803)	(73,577)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Related party payable	25,803	73,555
Back overdraft	-	22
Net cash provided by (used for) financing activities	25,803	73,577

Net Increase (Decrease) in Cash	-	-

Cash At The Beginning Of The Period	-	-

Cash At The End Of The Period	$ -	$ -

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

As of June 30, 2016 the Company had no bank account.  The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

Continued from previous page

Supplemental Disclosure

Cash paid for interest	$ -	-
Cash paid for income taxes	$ -	-

The accompanying notes are an integral part of the condensed unaudited financial statements.

AMERICAN BUSINESS SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS,

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

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

Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management’s opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2015 included in our Form 10-K filed with the SEC.

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

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share. No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended June 30, 2016 or 2015.

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

However, the Company has suffered a loss from operations and has negative cash flows from operations during the six months ended June 30, 2016 and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with ongoing general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the three and six months ended June 30, 2016, the majority stockholder, Smith Electric Vehicles Corp., advanced $18,486 and $25,803, respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of June 30, 2016 and December 31, 2015, $119,029 and $93,226, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

As of June 30, 2016, there is a related party payable to Jacques Schira, for services provided as Corporate Officer and Director in capacity as such.  The accrued amount as of June 30, 2016 is $23,333.

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

As of May 10, 2016 Jacques Schira resigned as Chief Financial Officer and John Micek was appointed as Chief Financial Officer and Director.

NOTE 5. RELATED PARTIES

We do not have any standard arrangements by which employees or directors are compensated for any services provided as employees or directors, however $11,667 has been paid to Jacques Schira as Corporate Officer and Director in his capacity as such, and a total of $35,000 was charged to operations in the period for these services with $23,333 accrued at June 30, 2016.

The Company occupies office space provided by Smith Electric Vehicles Corp. at no cost.  The value of the space is not considered materially significant for financial reporting purposes.

NOTE 6. COMMON STOCK PLEDGED AS COLLATERAL

On October 5 2015, Smith Electric Vehicles entered into a $1,000,000 loan agreement with Active Way International Limited.  The drawdown date of the agreement was one business day after the agreement date for Loan A (repayment of the FDG Note) and Loan B (cash disbursement to Smith) was one business day after the payment to FDG to the borrower.  The collateral for this loan agreement is all common stock or other form of derivatives of American Business Services, Inc., now or at any time hereafter, and prior to the termination of the agreement owned or acquired by Smith Electric Vehicles Corp.  In the event of default this could result in a change of control of American Business Services, Inc.  As of August  28, 2016 this loan has not been repaid.

NOTE 7. SUBSEQUENT EVENTS

In accordance with ASC 855-10. “Subsequent Events” the Company has analyzed its operations subsequent to June 30, 2016 to the date these financial statements were available to be issued and has determined that other than as disclosed above, it does not have any material subsequent events to disclose in the financial statements.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

We are currently not aware of any trends that are reasonably likely to have a material impact on our liquidity.  The Company may never become profitable if it does not obtain sufficient funds or obtain alternate financing to complete our business plan.

During the three and six months ended June 30, 2016, the majority stockholder, Smith Electric Vehicles Corp. advanced $18,486 and $25,803, respectively, on behalf of the Company to pay current invoices received for services that had been rendered to the Company. As of June 30, 2016 and December 31, 2015, $119,029 and $93,226, respectively, has been advanced to the Company.  These advances are unsecured, bear no interest and are repayable on demand.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Liquidity and Capital Resources

Operating activities

During the six months ended June 30, 2015, we incurred a net loss of $49,136. As a part of this net loss we have accrued salary for a related party, Jacques Schira, Corporate Officer and Director in capacity as such of $23,333.  As a result, we had net cash used for operating activities of $25,803 during the six months ended June 30, 2016.

During the six months ended June 30, 2015, we incurred a net loss of $73,577.  As a result, we had net cash used for operating activities of $73,577 during the six months ended June 30, 2015.

Investing activities

During the six months ended June 30, 2016, we did not pursue any investing activities.

During the six months ended June 30, 2015, we did not pursue any investing activities.

Financing activities

During the six months ended June 30, 2016 we received $25,803, by way of advances under a related party payable from Smith Electric Vehicles Corp. (“Smith”) (an 85.3% owner of American Business Services, Inc.).  As a result of we generated net cash provided by financing activities of 25,803 during the six months ended June 30, 2016.

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

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

For the three months ended June 30, 2016, we did not receive any revenues.  We paid related party salaries of $35,000 and other general and administrative expenses of $6,819.  As a result we incurred a net loss of $41,819 for the three months ended June 30, 2016.

Comparatively, for the three months ended June 30, 2015, we did not receive any revenues.  We paid other general and administrative expenses of $54,110.  As a result, we incurred a net loss of $54,110 for the three months ended June 30, 2015.

The $12,291 decrease in net loss for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is due primarily to a $12,291, or 23% decrease in our general and administrative expenses.  These expenses decreased as a result of no legal fees for negotiations with Smith and FDG.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015.

For the six months ended June 30, 2016, we did not receive any revenues. We paid general and administrative expenses of $14,136 and incurred a related party expense for Jacques Schira for $35,000. As a result, we incurred a net loss of $49,136 for the six months ended June 30, 2016.

Comparatively, for the six months ended June 30, 2015, we did not receive any revenues. We paid general and administrative expenses of $73,577. As a result, we incurred a net loss of $73,577 for the six months ended June 30, 2015.

The $24,441 decrease in net loss for the six months ended June 30, 2016 compared to the six months ended June 115, 2013 is due primarily to a $24,441, or 33%, decrease in our general and administrative expenses. These expenses decreased as a result of no legal fees for negotiations with Smith and FDG.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  If we are unable to raise funds for the above purposes, it is uncertain if we will be able to continue as a going operation.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the quarter ended June 30, 2016, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2015.  Based on this evaluation, our chief executive officer and chief financial officer have modified such controls and procedures, effective as of August 28, 2016, to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

We were not subject to any legal proceedings during the six month periods ended June 30, 2016 or 2015 and, to the best of our knowledge and belief, none are pending or threatened.

Item 1A.  Risk Factors

Not applicable for smaller reporting companies.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

No unregistered sales of equity took place during the six month periods ended June 30, 2016 or 2015.

Item 3.   Defaults Upon Senior Securities.

No senior securities were issued of outstanding during the six month periods ended June 30, 2016 or 2015.

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

Dated: August 22, 2016

American Business Services, Inc.

By:

/s/ Jacques Schira

Jacques Schira

President

/s/John Micek

John Micek

Chief Financial Officer